Form 10QSB
period 2002-03-31
FRANKLYN RESOURCES III INC
filed 2005-07-27
CIK 1107563

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2002.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No:   000-30017

                        FRANKLYN RESOURCES III, INC.
                 ---------------------------------------
                 (Name of small business in its charter)

        Nevada                               84-1491682
--------------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

P. O. Box 461029, Glendale, CO                             80246
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at March 31, 2002
	-------------------				-------------------

 Common Stock, $.001 par value 				3,316,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2002



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES III, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2002
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     316
                                                     ---------

     Total current assets                                  316
                                                     ---------


     TOTAL ASSETS                                    $     316
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           66,650
   Deficit accumulated during the
   development stage                                   (69,650)
                                                     ---------
                                                           316
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     316
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES III, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                      For the
                                      period from  For the     For the
                                      inception    three       three
                                      (March 2,    months      months
                                      1999) to     ended       ended
                                      March 31,    March 31,   March 31,
                                      2002         2002        2001
                                     -----------  ----------  ----------

REVENUES                             $         -  $        -  $        -
                                     -----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative                       69,650         242       1,350
                                     -----------  ----------  ----------

      Total expenses                      69,650         242       1,350
                                     -----------  ----------  ----------

NET INCOME/(LOSS)                        (69,650)       (242)     (1,350)

Accumulated deficit
  Balance, Beginning
  of period                                    -     (69,408)    (66,864)
                                     -----------  ----------  ----------

 Balance,
 End of period                       $  (69,650)   $ (69,650)  $ (68,214)
                                     ===========   ==========  ==========
NET LOSS PER SHARE                   $    (0.02)   $    (NIL)  $    (NIL)
                                     ===========   ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING                          3,266,799    3,316,000   3,316,000
                                     ===========   ==========  ==========

The accompanying note is an integral part of the financial statements.

                            FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   For the period
                                   from inception
                                   (March 2,       For the three  For the three
                                   1999) to        months ended   months ended
                                   March 31,       March 31,      March 31,
                                   2002            2002           2001
                                   --------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (69,650) $        (242) $      (1,350)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase (decrease) in
          accounts payable                      -           (423)           473
       Stock issued for services           60,900              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (8,750)          (665)          (877)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  6,770              -              -
  Shareholder Contributions		    2,296              -              -
                                   --------------  -------------  -------------
  Net cash flows from
   financing activities                     9,066              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                316           (665)          (877)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            981          1,162
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          316  $         316  $         285
                                   ==============  =============  =============

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Franklyn Resources III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for interim periods are not indicative of annual results.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $6,770 and services valued at $60,900 as payment for its outstanding common stock, and cash contributions of $2,296 from existing shareholders. The Company's balance sheet for the period ending March 31, 2002 reflects a current asset value and a total asset value of $316, in the form of cash, as compared to $285 in current and total assets as of March 31, 2001.

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

Results of Operations

        During the period from March 2, 1999 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended March 31, 2002 and 2001, the Company showed net losses of $242 and $1,350, respectively. From inception the Company has experienced losses of $69,650 of which $60,900 was settled for shares of stock in the Company. The decrease in net loss is attributed primarily to a decrease in the Company's activity, in particular relating to the filing of reports with the Securities and Exchange Commission.

Need for Additional Financing

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


Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                           July 27, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer        July 27, 2005
    Deborah A. Salerno        Director

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Frank L. Kramer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklyn Resources III, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

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

/s/ FRANK L. KRAMER                                              July 27, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

                                                                 Exhibit 31.2
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Deborah A. Salerno, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklyn Resources III, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

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

/s/ DEBORAH A. SALERNO                                          July 27, 2005
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources III, Inc. (the "Company") for the period ended March 31, 2002 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                            July 27, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources III, Inc. (the "Company") for the period ended March 31, 2002 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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