Form 10KSB
period 2002-12-31
FRANKLYN RESOURCES III INC
filed 2005-07-28
CIK 1107563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2002 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of December 31, 2002 was $0.

     As of December 31, 2002, a total of 3,316,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending December 31, 2002, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices
----------------------

The Company currently maintains a mailing address at P.O. Box 461029, Glendale, CO 80246, which is the mailing address of its President. Other than this mailing address, the Company does not currently maintain any office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

It is anticipated that the Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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


ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 37 persons.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock. It has also issued shares for services valued at $60,900. It has received additional cash contributions of $1,996 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2002, reflects a current asset value of $307, which is in the form of cash, current liabilities of $0, and a deficit of $69,359 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through December 31, 2002, the Company has accumulated a deficit of $69,359. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2002                                      F2

Statements of Operations for the years ended
December 31, 2002 and 2001 and for the period from
Inception (March 2, 1999) to December 31, 2002                        F3

Statements of Stockholders' Equity, period from
Inception (March 2, 1999) to December 31, 2002                        F4

Statements of Cash Flows for the years ended
December 31, 2002 and 2001 and for the period from                    F5
Inception (March 2, 1999) to December 31, 2002

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources III, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources III, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (March 2, 1999) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources III, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (March 2, 1999) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Comiskey & Company


Professional Corporation


                                       F1

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 December 31,
                                                                     2002
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         307
                                                                 --------------

Total current assets                                                       307
                                                                 --------------

TOTAL ASSETS                                                     $         307
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,316,000 shares issued and
outstanding                                                              3,316
Additional paid-in capital                                              66,350
Deficit accumulated during the development
stage                                                                  (69,359)
                                                                 --------------

                                                                           307
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         307
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS







                                          For the period
                                          from inception        For the year        For the year
                                         (March 2, 1999)               ended               ended
                                          to December 31,        December 31,        December 31,
                                                    2002                2002                2001
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,359                 249               2,253
                                        ----------------    ----------------    ----------------

Total expenses                                   69,359                 249               2,253
                                        ----------------    ----------------    ----------------

NET LOSS                                        (69,359)               (249)             (2,253)

Accumulated deficit

Balance, beginning of period                          -             (69,110)            (66,857)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,359)    $       (69,359)    $       (69,110)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,276,457           3,316,000           3,316,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------
Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    December 31, 1999                             -              -              -        (60,897)        (60,897)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1999                3,181,000          3,181         60,439        (60,897)          2,723

Common stock issued for
     services, April 5, 2000
     at $0.03 per share                      35,000             35          1,015              -           1,050

Common stock issued for
     cash, April 19, 2000
     at $0.03 per share                     100,000            100          2,900              -           3,000

Net loss for the year ended
    December 31, 2000                             -              -              -         (5,960)         (5,960)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000                3,316,000          3,316         64,354        (66,857)            813

Shareholder Contributions
    November 15, 2001                                                       1,996                          1,996

Net loss for the year ended
    December 31, 2001                             -              -              -         (2,253)         (2,253)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                3,316,000          3,316         66,350        (69,110)            556

Net loss for the year ended
    December 31, 2002                             -              -              -           (249)           (249)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002                3,316,000          3,316         66,350        (69,359)            307
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

                                       F4

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 2, 1999)               ended                ended
                                               to December 31,        December 31,         December 31,
                                                         2002                2002                 2001
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (69,359)    $          (249)     $        (2,253)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase (Decrease) in accounts payable                 -                (428)                  72
   Stock issued for services                          60,900                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities              (8,459)               (677)              (2,181)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            6,770                   -                    -
   Shareholder Contributions                           1,996                   -                1,996
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               8,766                   -                1,996
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               307                (677)                (185)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                 984                1,169
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $           307     $           307      $           984
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.

                                       F5

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

                                      F7

2.   Stockholders' Equity
     --------------------
As of December 31, 2002, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,316,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 35,000 shares were issued for services of $0.03 per share, and 100,000 shares were issued for cash of $0.03 per share.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $69,000 expiring between the years 2019 through 2022. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended December 31, 2002 the allowance increased by $48. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

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


                                       F8

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

     The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2002, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $0 for the fiscal year ended December 31, 2002, and $2,413 for the fiscal year ended December 31, 2001.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2002 or December 31, 2001.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2002 and $0 for the fiscal year ended December 31, 2001.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2002 and December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: July 28, 2005

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                          July 28, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer       July 28, 2005
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                              July 28, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                          July 28, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources III Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                          July 28, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources III, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                         July 28, 2005
---------------------------------
Deborah A. Salerno
Principal Financial Officer