Form 10KSB
period 2004-12-31
FRANKLYN RESOURCES III INC
filed 2005-08-02
CIK 1107563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 000-30021

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2004 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of December 31, 2004 was $0.

     As of December 31, 2004, a total of 3,416,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending December 31, 2004, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock. It has also issued shares for services valued at $60,900. It has received additional cash contributions of $2,596 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2004, reflects a current asset value of $33, which is in the form of cash, current liabilities of $0, and a deficit of $70,233 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through December 31, 2004, the Company has accumulated a deficit of $70,233. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2004                                      F2

Statements of Operations for the years ended
December 31, 2004 and 2003 and for the period from
Inception (March 2, 1999) to December 31, 2004                        F3

Statements of Stockholders' Equity, period from
Inception (March 2, 1999) to December 31, 2004                        F4

Statements of Cash Flows for the years ended
December 31, 2004 and 2003 and for the period from                    F5
Inception (March 2, 1999) to December 31, 2004

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources III, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources III, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception (March 2, 1999) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources III, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception (March 2, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 December 31,
                                                                     2004
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $          33
                                                                 --------------

Total current assets                                                        33
                                                                 --------------

TOTAL ASSETS                                                     $          33
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,316,000 shares issued and
outstanding                                                              3,316
Additional paid-in capital                                              66,950
Deficit accumulated during the development
stage                                                                  (70,233)
                                                                 --------------

                                                                            33
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          33
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                          For the period
                                          from inception        For the year        For the year
                                         (March 2, 1999)               ended               ended
                                          to December 31,        December 31,        December 31,
                                                    2004                2004                2003
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              70,233                 699                 175
                                        ----------------    ----------------    ----------------

Total expenses                                   70,233                 699                 175
                                        ----------------    ----------------    ----------------

NET LOSS                                        (70,233)               (699)               (175)

Accumulated deficit

Balance, beginning of period                          -             (69,534)            (69,359)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (70,233)    $       (70,233)    $       (69,534)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,290,015           3,316,000           3,316,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    December 31, 1999                             -              -              -        (60,897)        (60,897)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1999                3,181,000          3,181         60,439        (60,897)          2,723

Common stock issued for
     services, April 5, 2000
     at $0.03 per share                      35,000             35          1,015              -           1,050

Common stock issued for
     cash, April 19, 2000
     at $0.03 per share                     100,000            100          2,900              -           3,000

Net loss for the year ended
    December 31, 2000                             -              -              -         (5,960)         (5,960)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000                3,316,000          3,316         64,354        (66,857)            813

Shareholder contributions
    November 16, 2001                                                       1,996                          1,996

Net loss for the year ended
    December 31, 2001                             -              -              -         (2,253)         (2,253)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                3,316,000          3,316         66,350        (69,110)            556

Net loss for the year ended
    December 31, 2002                             -              -              -           (249)           (249)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002                3,316,000          3,316         66,350        (69,359)            307

Net loss for the year ended
    December 31, 2003                             -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                3,316,000          3,316         66,350        (69,534)            132

Shareholder contributions
    February 23, 2004                                                         400                            400

Shareholder contributions
    December 13, 2004                                                         200                            200

Net loss for the year ended
    December 31, 2004                             -              -              -           (699)           (699)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004                3,316,000    $     3,316    $    66,950    $   (70,233)    $        33
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


                                       F4

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 2, 1999)               ended                ended
                                               to December 31,        December 31,         December 31,
                                                         2004                2004                 2003
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (70,233)    $          (699)     $          (175)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Stock issued for services                          60,900                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities              (9,333)               (699)                (175)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            6,770                   -                    -
   Shareholder Contributions                           2,596                 600                    -
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               9,366                 600                    -
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                33                 (99)                (175)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                 132                  307
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $            33     $            33      $           132
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

                                      F7

2.   Stockholders' Equity
     --------------------
As of December 31, 2004, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,316,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 35,000 shares were issued for services of $0.03 per share, and 100,000 shares were issued for cash of $0.03 per share.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $70,000 expiring between the years 2019 through 2024. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended December 31, 2004 the allowance increased by $133. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Code of Ethics

    The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics was previously included as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, and is incorporated herein by reference.


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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $0 for the fiscal year ended December 31, 2004, and $0 for the fiscal year ended December 31, 2003.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2004 or December 31, 2003.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2004 and $0 for the fiscal year ended December 31, 2003.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 2, 2005

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         August 2, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      August 2, 2005
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                            August 2, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                       August 2, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

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



/s/ FRANK L. KRAMER                                        August 2, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

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



/s/ DEBORAH A. SALERNO                                      August 2, 2005
---------------------------------
Deborah A. Salerno
Principal Financial Officer