Form 10QSB/A
period 2004-06-30
FRANKLYN RESOURCES III INC
filed 2005-08-10
CIK 1107563

Form 10-QSB/A
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



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

Yes _____     No __X__

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-QSB for the quarter ended June 30, 2004 to correct a clerical error which caused its cash position to be overstated by $9, its deficit to be overstated by $291, and its additional paid-in-capital to be overstated by $300. Additionally, the financial statement information referenced for 2003 contained clerical errors as well and has been amended to reflect the numbers filed in the Company's June 30, 2003 10-QSB.



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

                          FRANKLYN RESOURCES III, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2004
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      32
                                                     ---------

     Total current assets                                   32
                                                     ---------


     TOTAL ASSETS                                    $      32
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           66,750
   Deficit accumulated during the
   development stage                                   (70,034)
                                                     ---------
                                                            32
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      32
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES III, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2004         2004        2003        2004 	    2003
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         70,034           -           -        500        175
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     70,034           -           -        500        175
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (70,034)          -          -        (500)      (175)

Accumulated deficit
  Balance, Beginning
  of period                   -     (70,034)    (69,534)   (69,534)   (69,359)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (70,034)  $ (70,034)  $ (69,534) $ (70,034) $ (69,534)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,287,561   3,316,000   3,316,000  3,316,000  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 2,       For the six   For the six
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2004            2004          2003
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (70,034) $       (500) $       (175)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Stock issued for services           60,900             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                    (9,134)         (500)         (175)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  6,770             -             -
  Shareholder Contributions		    2,396           400             -
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                     9,166           400             -
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                 32          (100)         (175)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -           132           307
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           32  $         32  $        132
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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $6,770 and services valued at $60,900 as payment for its outstanding common stock, and cash contributions of $2,396 from existing shareholders. The Company's balance sheet for the period ending June 30, 2004 reflects a current asset value and a total asset value of $32, in the form of cash, as compared to $132 in current and total assets as of June 30, 2003.

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

        For the quarter ended June 30, 2004 and 2003, the Company showed net losses of $0 and $0, respectively. From inception the Company has experienced losses of $70,034, of which $60,900 was settled for shares of stock in the Company.

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

Date: August 10, 2005

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         August 10, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      August 10, 2005
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                            August 10, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                        August 10, 2005
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

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



/s/ FRANK L. KRAMER                                          August 10, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

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



/s/ DEBORAH A. SALERNO                                       August 10, 2005
---------------------------------
Deborah A. Salerno
Principal Financial Officer