Form 10QSB/A
period 2004-09-30
FRANKLYN RESOURCES III INC
filed 2005-08-11
CIK 1107563

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

Yes _____     No __X__

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-QSB for the quarter ended September 30, 2004 to correct a clerical error which caused its cash position to be overstated by $9, its deficit to be overstated by $291, and its additional paid-in-capital to be overstated by $300. Additionally, the financial statement information referenced for 2003 contained clerical errors as well and has been amended to reflect the numbers filed in the Company's September 30, 2003 10-QSB.


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $6,770 and services valued at $60,900 as payment for its outstanding common stock, and cash contributions of $2,396 from existing shareholders. The Company's balance sheet for the period ending September 30, 2004 reflects a current asset value and a total asset value of $32, in the form of cash, as compared to $132 in current and total assets as of September 30, 2003.

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