Form 10QSB
period 2005-06-30
FRANKLYN RESOURCES III INC
filed 2005-08-15
CIK 1107563

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2005
	-------------------				-------------------

 Common Stock, $.001 par value 				3,316,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 2005



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES III, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2005
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -
   Account receivable - related party                       54
                                                     ---------

     Total current assets                                   54
                                                     ---------


     TOTAL ASSETS                                    $      54
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
   Other cash obligations                                   21
                                                     ---------

     Total current liabilities                              21

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           66,950
   Deficit accumulated during the
   development stage                                   (70,233)
                                                     ---------
                                                            33
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      54
                                                     =========

The accompanying notes are an integral part of the financial statements.

                        FRANKLYN RESOURCES III, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2005         2005        2004        2005 	    2004
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         70,233           -           -          -        500
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     70,233           -           -          -        500
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (70,233)          -          -           -       (500)

Accumulated deficit
  Balance, Beginning
  of period                   -     (70,233)    (70,034)   (70,233)   (69,534)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (70,233)  $ (70,233)  $ (70,034) $ (70,233) $ (70,034)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,292,038   3,316,000   3,316,000  3,316,000  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying notes are an integral part of the financial statements.

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 2,       For the six   For the six
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2005            2005          2004
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (70,233) $          -  $       (500)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts
         receivable - related party           (54)          (54)            -
       Increase in cash obligations            21            21
       Stock issued for services           60,900             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                    (9,366)          (33)         (500)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  6,770             -             -
  Shareholder Contributions		    2,596             -           400
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                     9,366             -           400
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                  -           (33)         (100)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            33           132
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $            -  $          -  $         32
                                   ==============  ============  ============

The accompanying notes are an integral part of the financial statements.

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2005
                                  (UNAUDITED)


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


2.  Related Party Transaction
    -------------------------

The Company is due $54 from a related party for $54 in expenses paid on behalf of such party by the Company during the period ended June 30, 2005.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $6,770 and services valued at $60,900 as payment for its outstanding common stock, and cash contributions of $2,596 from existing shareholders. The Company's balance sheet for the period ending June 30, 2005 reflects a current asset value and a total asset value of $54, in the form of a related party account receivable, as compared to $32 in current and total assets in the form of cash as of June 30, 2004.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2005 and 2004, the Company showed net losses of $0 and $0, respectively. From inception the Company has experienced losses of $70,233, of which $60,900 was settled for shares of stock in the Company.

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

/s/ DEBORAH A. SALERNO                                        August 12, 2005
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources III, Inc. (the "Company") for the period ended June 30, 2005 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                          August 12, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources III, Inc. (the "Company") for the period ended June 30, 2005 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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