Form 10KSB
period 2005-12-31
FRANKLYN RESOURCES III INC
filed 2006-04-12
CIK 1107563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2005

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2005 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of December 31, 2005 was $0.

     As of December 31, 2005, a total of 3,336,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending December 31, 2005, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 38 persons.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock. It has also issued shares for services valued at $61,500. It has received additional cash contributions of $8,596 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2005, reflects a current asset value of $327, which is in the form of cash, current liabilities of $404, and a deficit of $76,943 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through December 31, 2005, the Company has accumulated a deficit of $76,943. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2005                                      F2

Statements of Operations for the years ended
December 31, 2005 and 2004 and for the period from
Inception (March 2, 1999) to December 31, 2005                        F3

Statements of Stockholders' Equity (Deficit), period from
Inception (March 2, 1999) to December 31, 2005                        F4

Statements of Cash Flows for the years ended
December 31, 2005 and 2004 and for the period from                    F5
Inception (March 2, 1999) to December 31, 2005

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources III, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources III, Inc. (the "Company") (A Development Stage Company), as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (March 2, 1999) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources III, Inc. as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (March 2, 1999) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, CO
March 21, 2006


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 December 31,
                                                                     2005
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         327
                                                                 --------------

Total current assets                                                       327
                                                                 --------------

TOTAL ASSETS                                                     $         327
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                 $         404
                                                                 --------------

Total current liabilities                                                  404

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,336,000 shares issued and
outstanding                                                              3,336
Additional paid-in capital                                              73,530
Deficit accumulated during the development
stage                                                                  (76,943)
                                                                 --------------

                                                                           (77)
                                                                 --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $         327
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                          For the period
                                          from inception        For the year        For the year
                                         (March 2, 1999)               ended               ended
                                          to December 31,        December 31,        December 31,
                                                    2005                2005                2004
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              76,943               6,710                 699
                                        ----------------    ----------------    ----------------

Total expenses                                   76,943               6,710                 699
                                        ----------------    ----------------    ----------------

NET LOSS                                        (76,943)             (6,710)               (699)

Accumulated deficit

Balance, beginning of period                          -             (70,233)            (69,534)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (76,943)    $       (76,943)    $       (70,233)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,294,478           3,320,603           3,316,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                               Common stock                           accumulated           Total
                                               ------------             Additional     during the   stockholders'
                                           Number of                       paid-in    development          equity
                                              shares         Amount        capital          stage       (deficit)
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    December 31, 1999                             -              -              -        (60,897)        (60,897)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1999                3,181,000          3,181         60,439        (60,897)          2,723

Common stock issued for
     services, April 5, 2000
     at $0.03 per share                      35,000             35          1,015              -           1,050

Common stock issued for
     cash, April 19, 2000
     at $0.03 per share                     100,000            100          2,900              -           3,000

Net loss for the year ended
    December 31, 2000                             -              -              -         (5,960)         (5,960)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000                3,316,000          3,316         64,354        (66,857)            813

Shareholder contributions
    November 16, 2001                                                       1,996                          1,996

Net loss for the year ended
    December 31, 2001                             -              -              -         (2,253)         (2,253)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                3,316,000          3,316         66,350        (69,110)            556

Net loss for the year ended
    December 31, 2002                             -              -              -           (249)           (249)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002                3,316,000          3,316         66,350        (69,359)            307

Net loss for the year ended
    December 31, 2003                             -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                3,316,000          3,316         66,350        (69,534)            132

Shareholder contributions
    February 23, 2004                                                         400                            400

Shareholder contributions
    December 13, 2004                                                         200                            200

Net loss for the year ended
    December 31, 2004                             -              -              -           (699)           (699)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004                3,316,000    $     3,316    $    66,950    $   (70,233)    $        33

Common stock issued for
     services, October 9, 2005
     at $0.03 per share                      20,000             20            580              -             600

Shareholder contributions
    October 11, 2005                                                        6,000                          6,000

Net loss for the year ended
    December 31, 2005                             -              -              -         (6,710)         (6,710)
                                        ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2005                3,336,000    $     3,336    $    73,530    $   (76,943)    $       (77)
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

                                       F4

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 2, 1999)               ended                ended
                                               to December 31,        December 31,         December 31,
                                                         2005                2005                 2004
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (76,943)    $        (6,710)     $          (699)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase (decrease) in accounts payable               404                 404                    -
   Stock issued for services                          61,500                 600                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities             (15,039)             (5,706)                (699)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            6,770                   -                    -
   Shareholder Contributions                           8,596               6,000                  600
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities              15,366               6,000                  600
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               327                 294                  (99)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                  33                  132
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $           327     $           327      $            33
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES III, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
---------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

                                      F7

2.   Stockholders' Equity
     --------------------
As of December 31, 2005, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,336,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 55,000 shares were issued for services of $0.03 per share, and 100,000 shares were issued for cash of $0.03 per share.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $77,000 expiring between the years 2019 through 2025. The tax benefit of these net operating losses is approximately $15,000 and has been offset by a full allowance for realization. For the year ended December 31, 2005 the allowance increased by $1,277. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the Company are as follows:

Name                    Age      Positions Held and Tenure
----                    ---      -------------------------
Frank L. Kramer          63      President and a Director since March, 1999
Deborah A. Salerno       52      Secretary, Treasurer, and a Director since
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

Biographical Information
------------------------

FRANK L. KRAMER

     Frank L. Kramer, 63, is the President and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He is president and a director of Franklyn Resources, Inc., Franklyn Resources II, Inc., Park Hill Capital I Corp. Park Hill Capital II Corp. and Park Hill Capital III Corp. He was the secretary/treasurer and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004, president and a director of Fi-tek VII, Inc. (now
Ronco Corp.) from 1990 to 2005, and secretary/treasurer and a director of OSK Capital I Corp. (1999).

     Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

DEBORAH A. SALERNO

     Deborah A. Salerno, 52, is the Company's Secretary/Treasurer and a director, positions she has held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. from 1993 to 1999, and vice president and a director of Strategic Acquisitions, Inc. from 1989 to 2004. She has also acted as president and director of OSK Capital III Corp.
(1999). Ms. Salerno is secretary/treasurer and a director of Franklyn Resources, Inc., Franklyn Resources II, Inc., Park Hill Capital I Corp., Park Hill Capital II Corp. and Park Hill Capital III Corp. She was the president and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004.


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

                              Number of Shares Owned
Name and Address                        Beneficially     Percent of Class Owned
----------------              ----------------------     ----------------------

Frank L. Kramer (1) (2)
P.O. Box 461029
Glendale, CO 80246                         1,150,000                     34.47%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000                     29.98%

John P. O'Shea
355 South End, 22B
New York, NY 10280                         1,000,000                     29.98%

All directors and executive
officers (2 persons)                       2,150,000                     64.45%

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

     Company management, and other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.02 to $0.03. The total purchase price for all presently issued and outstanding shares was $68,270, of which $6,770 was paid in cash, and $61,500 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $3,599 for the fiscal year ended December 31, 2005, and $4,650 for the fiscal year ended December 31, 2004.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2005 or December 31, 2004.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2004.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 12, 2006

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         April 12, 2006
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      April 12, 2006
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                           April 12, 2006
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                       April 12, 2006
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources III Inc. (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                        April 12, 2006
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources III, Inc. (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                      April 12, 2006
---------------------------------
Deborah A. Salerno
Principal Financial Officer