Form 10QSB
period 2006-06-30
FRANKLYN RESOURCES III INC
filed 2006-08-22
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2006

Commission File Number 000-30017

Franklyn Resources III, Inc.
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

234-5149 Country Hills Blvd. NW; Suite 429, Calgary, Alberta, Canada T3A 5K8
(Address of principal executive offices)

Issuer’s telephone number: (832) 274-3766

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2006 there were 14,636,472 shares of the common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Balance sheets at June 30, 2006 (unaudited) and December 31, 2005	3
Unaudited statements of operations for the three and six months ended June 30, 2006 and 2005	4
Unaudited statements of cash flows for the three and six months ended June 30, 2006 and 2005	5
Unaudited statement of stockholders’ equity for the six months ended June 30, 2006	6
Notes to financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Controls and Procedures	30
Part II. Other Information
Item 5. Other Information	30
Item 6. Exhibits	30

Franklyn Resources III Inc and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of United States dollars)
		June 30, 2006	December 31, 2005
	Note(s)	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents		1,212	332
Accounts receivable-third party (net)	3
-Related party		-	1,346
-Third party		6,407	1,780
Other receivables-	4
-Related party		2,556	464
-Third party		489	275
Deposits and prepayments	5
-Related parties		5,000	4,986
- Third parties		963	1,027
Inventories	6	1,812	1,825

TOTAL CURRENT ASSET		18,439	12,035

LONG TERM ASSETS
Property, plant and equipment (net)	7	3,405	3,455
Intangible assets	8	239	268
Long term deferred tax asset		19	17

TOTAL ASSETS		22,102	15,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable		689
Short term loan	9	2,500	2,478
Accounts payable-third party		1,186	480
Other payables
- Related party	10	486	396
- Third parties		1,862	830
Accrued expenses		32	23
Warranty accrual		26	14
Advances from customers	11	1,821	2,234
Income taxes payable	12	1,766	1,162

TOTAL CURRENT LIABILITIES		10,368	7,616

Long term deferred tax liabilities	13	28	28
Minority interests	14	678	641
TOTAL LIABILITIES		11,074	8,285

STOCKHOLDERS’ EQUITY
Common stock - $.001 Par Value; 14,615,386 Shares Issues and Outstanding		15	15
Paid-in capital		7,661	4,935
Capital surplus		67	67
Statutory surplus reserve fund	16	329	329
Retained earnings		2,764	2,019
Accumulated other comprehensive income		192	124
Total stockholders’ equity		11,028	7,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		22,102	15,775

The accompanying notes are an integral part of these financial statements.

Franklyn Resources III Inc and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands of United States dollars)

	Note(s)	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
		2006	2005	2006	2005

NET REVENUE	17	3,383	1,475	5,883	2,049

COST OF REVENUE		(2,033)	(929)	(3,278)	(1,033)

GROSS PROFIT		1,350	546	2,605	1,016

OPERATING EXPENSES
Selling expenses		58	4	122	38
General and administrative expenses		495	98	760	179

TOTAL OPERATING EXPENSES		553	102	882	217

INCOME(LOSS) FROM OPERATIONS		797	444	1,723	799

OTHER INCOME(EXPENSES)
Other non-operating income		7	65	9	65
Interest expense		(356)	-	(398)	-
Other expenses		-	-	(3)	-
OTHER INCOME (LOSS) NET		(349)	65	(392)	65

INCOME (LOSS) BEFORE INCOME TAXES		448	509	1,331	864
Income tax	12	(240)	(170)	(553)	(279)
INCOME BEFORE MINORITY INTEREST		208	339	778	585
Minority interest		11	(5)	(33)	(5)
NET INCOME		197	344	745	590

The accompanying notes are an integral part of these financial statements.

Franklyn Resources III Inc and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of United States dollars)

	Number of Shares	Par Value Common Stock	CAPITAL PAID-UP	STATUTORY SURPLUS RESERVE	ACCUMULATED COMPREHENSIVE INC0ME	RETAINED EARNINGS	CAPTIAL SURPLUS	TOTAL STOCKHOLDERS’ EQUITY

Balance, December 31, 2005	14,246,385	15	4,935	329	124	2,019	67	7,489
Issuance of common stock	369,001		2,726					3,102
Net income for the six months ended June 30, 2006						745		745
Transfer				-	68			68

Balance, June 30, 2006	14,615,386	15	7,661	329	192	2,764	67	11,028

The accompanying notes are an integral part of these financial statements.

Franklyn Resources III Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	197	344	745	590
Minority interest	11	-	11
Depreciation	72	65	145	115
Amortization of intangible assets	19	11	32	15
Provision for doubtful debts	4	-	4	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,577)	(99)	(3,359)	(90)
Increase in other receivables, deposits and prepayments	(1,947)	(676)	(2,097)	(1,153)
(Decrease)/increase in inventories	252	(330)	29	(302)
(Decrease)/increase in accounts payable	(28)	(1)	702	1
(Decrease)/Increase in accrued expenses	15	2	20	2
Decrease/(increase) in deferred expenses	4	(40)	6	(68)
(Decrease) in advance from customers	(97)	(143)	(431)	79
(Decrease)/increase in other payables	665	616	1,134	496
Increase in income tax payable	99	132	591	251
Deferred tax credit/(debit)	(2)	23	(2)	13

Net cash provided by operating activities	(2,313)	(96)	(2,470)	(51)

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	-	(60)	(65)	(108)

Net cash used in investing activities	-	(60)	(65)	(108)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from short term borrowing	-	-	-	-
Cash received from capital contribution	312	-	312	-
Cash received /(paid) for other financing activities	-	287	-	287

Net cash used in financing activities	3,413	287	3,413	287

Net increase/(decrease) in cash and cash equivalents	1,100	130	878	127
Cash and cash equivalents at beginning of the period	112	38	334	41

Cash and cash equivalents at end of the period	1,212	168	1,212	168

The accompanying notes are an integral part of these financial statements.

Franklyn Resources III Inc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Three and Six Moths Ended June 30, 2006 and 2005

1.  The Company

(1) Recapitalization Transaction

Franklyn Resources III, Inc. (“Franklyn”) was incorporated in Nevada on March 2, 1999.

On June 2, 2006, Franklyn entered into the following agreements:

·
An agreement with Sinoenergy Holding Limited (“Sinoenergy”), a British Virgin Islands corporation and its stockholders, pursuant to which Franklyn issued 14,215,385 shares of common stock to the former stockholders of Sinoenergy. Sinoenergy owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy had no business other than its ownership of SInogas. As a result of this transaction, Sinoenergy and its subsidiary, Sinogas, became subsidiaries of Franklyn and the business of Sinogas became the business of Franklyn.

·	An agreement with Franklyn’s principal stockholders, pursuant to which Franklyn purchased 3,305,000 shares of common stock for $213,525 using the proceeds of the financing described below.

·
A securities purchase agreement pursuant to which Franklyn issued 6% convertible notes in the amount of $3,500,000, 369,001 shares of common stock and warrants to purchase an aggregate of 18,000,003 shares of common stock... This agreement was amended in July 2006, and the Franklyn issued, for $200,000, a 6% convertible note in the principal amount of $200,000, 21,086 shares of common stock and warrants to purchase an aggregate of 1,028,571 shares of common stock.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy, and in the Franklyn/Sinoenergy acquisition, the issuance of stock by Sinoenergy for the net monetary assets of Franklyn. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Franklyn/Sinoenergy acquisition of the “legal acquirer”, Franklyn, are those of the “accounting acquirer”, Sinoenergy. The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

(1) Recapitalization Transaction (continued)

 Franklyn including, when the context so requires, its subsidiaries is referred to herein as the “Company”. The Company through its subsidiaries(describe below) mainly operates pressure containers of class 1, 2, 3 petroleum refinery equipment’s manufacturing and sales, designs and installs compressed natural gas station equipment, and compressed natural gas storage and transportation equipment.

As at June 30 2006, there is no market for Franklyn’s our common stock, and it has not paid dividends.

Issuance of Convertible Notes and Warrants

The 6% convertible note matures on March 31, 2007 and is convertible into Series A Preferred Stock at a conversion price of $.65 per share.

There are 6,000,000 Series "A" warrants exercisable at $.85 per share and 6,000,000 Series "B" warrants exercisable at $1.20 per share both exercisable through June 11, 2006. There are 6,000,000 series "C" warrants exercisable at $1.75 per share through December 31, 2006.

All Warrant Exercise Prices shall be reduced by the percentage that fully diluted EPS fall below $.1272 and $.2118 for the Years Ended 12/31/06 and 12/31/07, respectively, to a maximum of 40%. The warrants were valued using a Black Schoels Option Pricing Model.

The excess fair value of the preferred "A" shares into which the notes can convert at the commitment date over the net proceeds is recorded as a conversion premium and is limited to the amount of the proceeds of the debentures.

The embedded conversion premium and the warrants were recorded based on EITF Issues 00-27 and 98-05 and recorded as an adjustment to Paid in Capital.

The proceeds from the note are net of expenses $398,525 related to the costs of raising funds.
(2) Subsidiaries of the Company

Sinogas was registered in Qingdao, China in September 2004, as a limited liability company under the laws of the PRC.

Based on a board of directors’ resolution, on November 8, 2005, Sinogas entered into a share transfer agreement with Sinoenergy. Pursuant to this Agreement, 100% of the shares of Sinogas held by Jiangsu Dong Fang Hong Chemical Fertilizer Co., Ltd (5% of total) and Beijing Sanhuan Technology Development Co., Ltd (Bejing Sanhan) (95%of total) were acquired by Sinoenergy Holding Limited. On November 29, 2005 Qingdao Foreign Trade and Economic Cooperation Bureau approved the Sinoenergy Holding Limited purchase of all the shares from the former stockholders of Sinogas and Sinogas changed from the local investment limited liability company into a WFOE.

Together with Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kantai), Sinogas established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (Yuhan). Sinogas contributed capital totaling $681,000 $in the form of property and equipment, representing 55% of the registered capital, and Kangtai contributed capital of $558,000 $in the form of cash, cash equivalents and intangible assets, which represents 45% of the registered capital.

The term of the business of Yuhan is from May 25, 2005 to April 30, 2009 and the business scope is to manufacture, process and install machinery facilities (not including special equipments and cars); as the wholesaler and retailer of steels, machinery and electronic products, hardware, chemical equipments (not including dangerous equipments).

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements and its subsidiary were prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

(b) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies (continued)

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2006 and December 31, 2005 the Company did not have any cash equivalents.

(d) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

(e) Inventories

Inventories comprise of raw materials, work in process, finished goods and low value consumable articles. Amounts are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

Management estimates a 10% residual value for its property, plant and equipment according to industry standards in the PRC. The estimated useful lives are as follows:

Building and facility	20 years
Machinery and equipment	8 years
Motor vehicles	10 years
Office equipment and others	5~8 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

(g) Intangible Assets

Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of 10 years. The technical know how, which is acquired in the end of year 2004 is valued and amortized according to relative industry standard. The patent is acquired in May of 2005, and is amortized according to its validated period. Till the balance sheet date, the patent is evaluated with no value change.

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

(i) Revenue Recognition

Revenue Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped.

The Company has a large construction contract open at the fiscal year end. Revenue is recognized at the balance sheet date on the percentage of completion basis, measured by reference to the proportion of physical construction work completed to the total estimated work according to the report provided by technical department of the Company.

Revenue is presented net of any sales tax and value added tax.

Sales Taxes - The Company is subject to value added tax (“VAT”). The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

( j ) Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In year 2005 and the first half year of 2006, the warranty rate was determined to be 0.2 % of gross sales.

2. Summary of Significant Accounting Policies (continued)
At present, the nearly all the products sold are pressure vessels, of which the operating permission is firmly controlled by PRC government. As a result, all the pressure vessels being sold must be tested by the Qingdao Bureau of Quality and Technical Supervision.

(k) Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reviewed the differences between the tax basis under PRC tax laws and financial reporting under PRC GAAP. Timing differences, relative deferred tax asset or liabilities have been recognized.

2. Summary of Significant Accounting Policies (continued)

(k) Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the reporting period. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

(l) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, account receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

(m) Minority Interest

The minority shareholders’ interest refers to the percentage of the owner’s equity of Qingdao Yuhen owned by Kangtai. The minority shareholders’ interest in the consolidated financial statements means the percentage of the Company’s net assets owned by Kangtai other than the Company, according to their respective investment ratios.

(n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Comprehensive Income - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

For the three months and six months ended June 30, 2006, the Company’s only component of other comprehensive income is foreign currency translation gain of $19,136 and $48,939. For the three months and six months ended June 30, 2005, foreign exchange between $ and RMB was kept stable, no translation gain or loss occurred. These amounts have been recorded as a separate component of stockholders’ equity.
Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

3. Account Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:-

	June June 30, 2006	December 31 31, 2005
	US$’000	US$’000
Accounts receivable	6,415	3,130
Less: allowance for doubtful accounts	8	4

Balance, end of year	6,407	3,126

Within the balance at June 30, 2006, $1,506,000 represents the receivable balance for a 22CNG gas stations contract, which has been signed and completed in year 2005, and $2,133,000 represents receivables for another CNG gas station construction contract, which has been signed in the end of 2005 and began in the first quarter of year 2006. The Company is in the process of fulfilling this contract and the revenue is recognized according to percentage of completion basis.

4. Other Receivables

(1)	Other Receivable With Related Party

The balance as at June 30, 2006 includes $1,900,000 temporary transferred to Beijing Sanhuan for foreign currency investment capital verification and RMB currency exchange $346,000 unsecured demand loans to Sanhuan $309,000 receivables for plant rental charge and unsecured loan due from Kangtai.

The balance at December 31, 2005, represents power and water fee receivables from Kangtai..

(2)	Other Receivable With Third Party

The other receivables with third parties represents receivable amount to unrelated parties as unsecured demand loans with no stated interest rate or due date.

5. Deposits and Prepayments

The related parties balance as at June 30, 2006 and December 31, 2005 is of US$4,999,937 prepayment to Beijing Sanhuan for land use right transferring/

The third parties balances represent advance payments to suppliers by the Company, as well as its subsidiary for routine operations.

6. Inventories
 Inventories at December 31, 2005 and June 30, 2006 are summarized as follows:

	June 30, 2006	December 31,2005
	US$’000	US$’000
Raw materials	321	423
Work in progress	1,094	1,249
Finished goods	348	55
Low value consumable articles	49	48

Total	1,812	1,825

There was no allowance for losses on inventories as of December 31, 2005 and June 30, 2006.

To make more liquid for working capital, the Company kept stock level to the minimum level of production, so there is no big fluctuation in inventory balance.

7. Property, Plant and Equipment

As of December 31, 2005 and June 30, 2006, property, plant and equipment consist of following:

	June 30, 2006	December 31 2005
	US$’000	US$’000
Cost
Buildings and facility	2,587	2,571
Machinery equipment	2,110	2,031
Motor vehicles	36	36
Office equipment and others	32	21
	4,765	4,659

Accumulated depreciation
Buildings and facility	238	215
Machinery equipment	1,088	985
Motor vehicles	22	19
Office equipment and others	12	1
	1,360	1,204
Carrying value
Buildings and facility	2,349	2,356
Machinery equipment	1,022	1,046
Motor vehicles	12	17
Office equipment and others	26	20

	3,405	3,455

Within the fixed asset balance as at June 30, 2006, there is $64,053 of work in progress on machinery which the Company is manufacturing for itself.

8. Intangible Assets

	June 30 2006	December 31 2005
Patent and technology know how	US$’000	US$’000

Cost	285	285

Accumulated amortization	(46)	(17)

Carrying value	239	268

Patents as well as technology know how of the Company are amortized over 10 years up to September 2014

In connection with the formation of Yuhan, in May 2005, Kangtai transferred, as part of its investment in Yuhan, a technology know how relating to the manufacture of pressure containers manufacturing with cost of $207,000.

9. Short Term Loan

The balance totaled $ 2,478,455 represents the short term loan borrowed from the Qingdao First Branch of Shibei District, Agriculture Bank of China, (hereafter refers to as 1st Branch) on November 1, 2005. According to the loan contract, the type of loan is specified as short-term working capital loan with the borrowing date starting from November 2, 2005 for 12 million RMB and from November 7, 2005 for 8 million RMB and maturing on November 1, 2006. The interest rate for the short term loan is 6.669% annually.

The 1st Branch and Beijing Zhongyou Environment Tech. Corp. signed the ceiling guarantee contract, with Beijing Zhongyou Environment Tech. Corp. provided a voluntary guarantee for the loan contract. According to this contract, the guarantee period starts from the next day after the loan matures as specified in the master contract and lasts for two years. The guarantor is a subsidiary of a major customer and the loan was incurred in connection with the project for that customer.

10. Other Payables

(1)	Other Payables to Related Party:

The balances as at December 31, 2005 and June 30, 2006 consist of unsecured demand loans from related party Kangtai, with no stated interest rate or due date;

(2)	Other Payables to Third Party

The balances are mainly for payables for sales tax (VAT and business tax), unsecured demand loans from third parties and miscellaneous payables to other creditors. Within the balance as at June 30, 2006 and December 31, 2005, separately there represent US$574K and US$298K VAT and BT payables

11. Advance from Customers

The balances as at December 31, 2005 and June 30, 2006 was mainly the advance received by Yuhan, the subsidiary of the Company. To all the sales order, Yuhan receives 30% to 60% of contract amount as down-payment before product manufacturing. The balance fluctuation is mainly due to different products orders with different production period fulfilled by Yuhan in different periods.

12. Income Taxes Payable

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Being licensed as wholly foreign owned manufacturing enterprise, Sinogas is in the process of applying tax-free permission, so no income tax payment has been made in the first two quarters. Under United States generally accepted accounting principles (“USGAAP”), corporate income tax has been accrued subject to 33% tax rate. When the tax abatement and income tax refund is approved by the government, those income tax accruals will be reversed.

No provision for American tax and for British tax is made as Franklyn and Sinoenergy are all investment holding companies, and has no assessable income either in the United State or the British Virgin Islands for the three months ended June 30, 2006

13. Long Term Deferred Tax Liabilities

During the establishment of Yuhan, the actual contributed capital amount by Kangtai is $158,084 higher than shared registered capital. Under PRC accounting policy, the Company records 55% of that over contributed capital as $86,946 into capital surplus. Under PRC tax law, that capital surplus would not be regarded as taxable income until the investment to Yuhan is disposed. Under USGAAP, the negative goodwill amount is recognized as operating income. Deferred tax liabilities resulting from timing differences are recognized.

14. Minority Interests’ Equity

The activities of the minority interests’ equity during the year ended December 31, 2005 and June 30, 2006 are summarized as follows:

US$’000
Beginning balance (May 2005)	$-
Add: contribution by minority shareholders	557,835
Minority interests’ income	13,893
Others	69,236

Balance, December 31, 2005	$640,964

Add: contribution by minority shareholders	24,413
Minority interests’ income

Balance, March 31, 2006	$665,377

Add: contribution by minority shareholders	-
Minority interests’ income	12,468

$677,845

15. Related Party Relationships and Transactions

The principal related companies with which the Company had transactions during the first two quarters of year 2006 are as follows:

Name of the Company	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company before November 8, 2005.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority investor from May 2005

Significant transactions between the Company and its related company during the year are as follows:

(1)	Sales and purchase transactions with related parties

Name of the Company	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Kangtai	Sales of $672,945	--	Sales of $1,481,503	--

Kangtai is the predecessor Company of Qingdao Yuhan. Kangtai purchases products from Yuhan to fulfill open purchase orders. Yuhan completes those contracts fulfilled by Kantai prior the separation.

The sales and purchases to and from related parties were made at a mutually agreed price based on prevailing market prices.

(2)	Inter-company receivables

	December 31,2005	June 30, 2006
Name of the Company
Beijing Sanhuan	$4,986,279 prepayment for transfer of land use right	$4,999,937 prepayment for transfer of land use right; $1,900,000 for RMB currency exchange for the Company; $346,000 for unsecured loan;
Kangtai	$2,921,415 including rents receivable of $1,063,606	$309,758 inter-company loan

(3)	Inter-company payables

Name of the Company	December 31, 2005	June 30, 2006

Kangtai	$395,726 inter-company loan	$486,075 unsecured inter-company loan

The amount due from/to related parties are interest-free, unsecured and have no fixed terms

16. Statutory Surplus Reserve Fund

In accordance with PRC regulations, Sinogas is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP. According to the Memorandum and Articles of Association of Sinogas, appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Sinogas’ losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.

17. Revenue Gross Profit Margin

According to products sold, the revenue is mainly composed of the following:

		Three months ended June 30,
		Revenue		Gross margin
		2006	2005	2006	2005
		US$’000	US$’000	%	%
CNG Vehicle and CNG Equipment	(i)(1)	299	811	55%	6%
CNG Gas stations	(i)(2)	1,067	-	78%	-
Pressure Containers	(ii)	1,862	180	18%	9%
Rental income and others		155	484	-
		3,383	1,475

		Six months ended June 30,
		Revenue		Gross margin
		2006	2005	2006	2005
		US$’000	US$’000%		%
CNG Vehicle and CNG Equipment	(i)(1)	542	918	61%	6%
CNG Gas stations	(i)(2)	2,131	467	78%	67%
Pressure Containers	(ii)	3,055	180	19%	9%
Rental income and others		155	484
		5,883	2,049

(i) The CNG vehicle and gas station equipment business include two product lines.

(1) Manufacture and installation of CNG vehicle and gas station equipment, including following products:

•	CNG trailer;
•	CNG deposited system for gas station usage
•	Conversion kits for various types of vehicle
•	CNG compressor skid
•	CNG dispenser (retail measurement system)

(2) CNG station system business includes the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems. Due to rapid development and early stage of CNG station business in the PRC, the Company is able to sell these products and services at a high gross margin both because of its specialty in this area and a relative lack of competition.

(ii) Non-standard equipment and pressure container business reflects the Company’s original business. It is a traditional chemical equipment manufacture business with low profit margin. It includes:

•	design and manufacture of various types of pressure containers in the petroleum and chemical industries.
•	design and manufacture of various types of pressure containers in the metallurgy and electricity generation industries.
•	design and manufacture of various types of pressure containers in the food and brewery industries.
•	design and manufacture of various types of non-standard equipment.

The gross margin for CNG gas stations was high in both 2006 and 2005, as a result of the Company’s know-how in CNG system design and the absence of significant competition. Due to rapid development and early stage of CNG station business in the PRC, the Company is able to generate high gross margins in this portion of its business.

Similarly, with the sale of CNG gas station equipment, in the first half year of 2005 (before Yuhan was established) the Company subcontracted most of the manufacturing process for pressure container to third parties, so the gross margin was lower. The pressure container sales in the first half year of 2006 were from the operations of Yuhan, which was a pressure container manufacturing company, so the gross margin increased significantly compared with the same period of 2005.

18. Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

At June 30, 2006, the Company has a credit risk exposure of uninsured cash in banks of approximately $1,212,000. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

19. Commitments and Contingencies

(1) Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has the following material contractual obligations and capital expenditure commitments:

(a) CNG Gas Station Construction Contract signed between the Company and CNPC New Energy Enterprise Group Corp. on December 26, 2005. According to the contract, the Company will construct 22 CNG gas stations for CNPC New Energy Enterprise Group Corporation. The construction project includes design, construction, equipment installation, and related engineering work. The total contract price is $3,200,000 . The contract is subject to execution by both parties; however, the Company is operating under the contract terms in anticipation of its execution.

The Company has no liability insurance under this contract.

(b) The agreement between the Sinogas and Beijing Sanhuan on April 6, 2005. According to the agreement, Sinogas is responsible for obtaining a change in the designation of the land to land for commercial use. Upon the effectiveness of the change, Beijing Sanhuan is to transfer the real property on which Sinogas’ facilities are located to Sinogas for $12,000,000. At June 30, 2006, $4,958,534 has been paid. The land use right ownership transfer is in process.

(c) The contract between Sinogas and Qingdao Jinyu Industrial Development Co., Ltd. on May 20, 1997. According to the contract, Sinogas leases the real property at No. 18, Siliu South Road (within its factory site) to Qingdao Jinyu Industrial Development Co., Ltd. for a term of 20 years. The rent is $7,500 for the first year with annual 6% increases through the eighth year and 8% for the balance of the term. It goes into effect after being signed by both parties and is legally binding. Meanwhile, the rights and obligations of both parties are protected by Chinese laws.

20. Retirement Benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$22,370 and US$3,275 for the second quarter of year 2006 and 2005, respectively and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

21. Subsequent Events

(1) 2006 Long-Term Incentive Plan

In June 2006, we adopted, subject to stockholder approval, the 2006 long-term incentive plan covering 2,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of which is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options.

Each newly elected independent director receives at the time of his election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007. In July 2006, in connection with their election as directors, we granted options to purchase 30,000 shares of common stock at an exercise price of $.65 per share to each of Robert I. Adler, Renjie Lu, Greg Marcinkowsky and Baoheng Shi. No other options were granted under the plan.

(2) Purchase of Minority interest in Yuhan

Pursuant to an agreement among Sinoenergy, Sinogas, Kangtai and Mr Guili Shi, who purchased 25% of Yuhan’s equity from Kangtai in July 2006, Sinoenergy and Sinogas will purchase all the 45% minority interest in Yuhan, which is held by Kangtai and Mr. Guili Shi, for $1.5 million, payable in three installments.

On August 2, 2006, Sinoenergy paid $375,000 to Mr. Guili Shi, and the 25% equity, which had been hold by Mr.Guili Shi, was transferred to Sinoenergy. At the same day, the business license for Yuhan has been renewed by relative Qingdao Government. After the equity purchase, through it wholly owned subsidiary as Sinoenergy, the Company holds 80% of equity of Yuhan\.

(3) New Subsidiary Company

On June 6, 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its deputy, see below for detail), Wuhan Fukang Automotive Cleaning Energy Company (Wuhan Cleaning Energy) and Wuhan Yixiang Industry Trade Company (Wuhan Yixiang), signed an cooperation agreement to establish Wuhan Sinoenergy Gas Company (Wuhan Sinoenergy) to operate CNG stations. Based on the agreement, Sinoenergy will contribute capital of $1,875,000, representing 50% of the registered capital; Sinogas will contribute $1,500,000, representing 40% of the registered capital, and each of Wuhan Clean Energy and Wuhan Yixianng will contribute $190,000 for 5% of the total registered capital.  Simultaneously, Sinogas and Beijing Sanhuan signed a deputy agreement, pursuant to which Sinogas has appointed Beijing Sanhuan as its deputy to hold the 40% of shares of Wuhan Sinoenergy. According to the deputy agreement, except for providing any required information for Wuhan Sinoenergy’s registration, Beijing Sanhuan, as a deputy of Sinogas, does not have any rights or liabilities of a shareholder and does not take part in the management of Wuhan Sinoenergy.

In August 2, 2006, Wuhan Administration Bureau for Industry and Commerce issued Business License to Wuhan Sinoenergy. The term of the business of Wuhan Sinoenergy is from August 2, 2006 to August 2, 2026 and the business scope is the manufacture and sales of automotive conversion kits, and establishing and operating CNG stations.

(4) Amended purchase agreement for new investor’s purchase

On July 6, 2006, the Purchase agreement mentioned in Note 1 has been revised to add IRA f/b/o John P. O’Shea as an investor. Pursuant to the amendment, the Company sold, for $200,000, its 6% convertible notes in the principal amount of $200,000, 21,086 shares of common stock, and warrants to purchase 1,028,571 shares of common stock. These securities were issued on July 26, 2006.

22. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. Both interpretations are effective immediately for any variable interest entity created subsequent to January 31, 2003, and for variable interest entities created before February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46-R has no impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has no impact on the Company’s financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 revises the accounting for certain financial instruments that previously could be classified as liabilities (or, in some circumstances, assets) in the statement of financial condition. SFAS No. 150 also requires disclosure of the terms of those instruments and settlement alternatives. SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has no impact on the Company’s financial statements.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). This Statement revises disclosures by employers about pensions and other postretirement benefits. The additional disclosures are about the asset, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information must be provided separately for pension plans and other postretirement benefit plans. New disclosures for interim periods beginning after December 15, 2003 are also required by SFAS No. 132R. The adoption of SFAS No. 132R has no impact on the Company’s financial statements.

In December 2003, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind the accounting guidance included in SAB 101 about multiple element revenue arrangements. SAB 104 also revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers that have been codified in Topic 13. SAB 104 was effective immediately upon issuance and did not have a material impact of the Company’s financial reporting and disclosures.

The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosures”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123." SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS No. 153 has no impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-KSB and in our registration statement on Form SB-2, as filed with the Securities and Exchange Commission, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including the demand for CNG, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report.

Overview

We design, manufacture and market a range of pressurized containers for CNG. Although our initial business involved the manufacture of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station equipment business consists of two divisions, the manufacture of CNG vehicle and gas station equipment, and the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the CNG station.

In addition to our CNG related products, we continue to manufacture a wide variety of pressure containers for use in different industries, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries. In addition, we can design and manufacture various types of non-standard equipment.

All of our products and services are performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period. For example, our largest customer for the year ended December 31, 2005, Millennium Group Limited (Hong Kong), which accounted for revenue of approximately $3.8 million, or 46% of our revenue for the year, and is not a significant customer in the first half of 2006. Our contract with Millenium Group related to the construction of CNG stations for Millenium, and that contract was completed in 2005, and does not require any significant products or services after the completion of the station. For the six months ended June 30, 2006, we derived $2,128,000, or 37% of our revenue, from sales to one customer, China Xinxin Energy Company, for the construction of CNG stations. Our contracts are generally for one-year terms, and there is no assurance that the contracts will be renewed at the end of the term.

We commenced operations on October 29, 2004, did not have any business activity until the first quarter of 2005, and during the first quarter of 2005 we were in a start-up phase. As a result, there is no meaningful comparison between the period October 29, 2004 to December 31, 2004 and the year ended December 31, 2005. Also, since the first quarter of 2005 does not reflect fully developed operations, the comparisons between the three and six months ended June 30, 2006 and 2005 reflect our ability to scale up our operations and not any indication of a quarter to quarter growth rate.

Commencing in 2006, we began to construct and we intend to operate CNG stations. This aspect of our business is different from our present business whereby we will be operating CNG stations. The business of operating CNG stations will require a substantial capital investment, and we anticipate that we will seek debt funding for a portion of the costs. Further, the nature of the operation of the business and the risks associated with that business are significantly different from the manufacture of equipment or the construction of CNG stations. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to by price controls. The operation of CNG stations will be reported as a separate segment.

Our CNG vehicle and gas station equipment business include two product lines:

•	CNG vehicle and gas station equipment manufacture and installation; and
•
the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems. Due to rapid development and early stage of CNG station business in the PRC, the Company is able to sell these products and services at a very high gross margin in this segment by utilizing its specialty in this area.

Our nonstandard equipment and pressure container business reflects our original business. It is a traditional chemical equipment manufacture business with low profit margin.

The gross margin for CNG gas stations was high in both 2006 and 2005, as a result of our know-how in CNG system design and the absence of significant competition. Due to rapid development and early stage of CNG station business in the PRC, we have been able to generate substantial gross margins in this portion of its business.

Similarly, with the sale of CNG gas station equipment, in the first half year of 2005 (before we acquired a 55% interest in Yuhan) we subcontracted most of the manufacturing process for pressure container to third parties, so our gross margin was lower. The pressure container sales in the first half year of 2006 were from the operations of Yuhan, which was a pressure container manufacturing company, so the gross margin increased significantly compared with the same period of 2005.

Our ability to develop our CNG business is dependent upon the continued growth of natural gas in China. The recent growth in this business has resulted in increased production capacity, which in turn, may lead to increased competition and lower prices, which would affect both our revenue and our margins.

A major raw material for our products is steel and steel tube supply. We purchase steel from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We purchase steel tubing from an Italian supplier. Any interruption in our supply of tubing can materially affect our ability to operate profitably. Although we have a long relationship with our suppliers, factors beyond our control could affect both our ability to purchase steel and steel tubing and the price at which these materials are available to us, particularly steel tubing from our Italian supplier. These factors include relationships between China and Italy or the European Economic Community, changes in currency rates between the Chinese currency and the Euro, increased freight costs, world conflicts and terrorism.

At June 30, 2006, we held a 55% interest in our subsidiary, Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), with the other 45% being owned by Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”). We subcontract construction work for CNG stations to Kangtai on terms that are commercially reasonable. We paid Kangtai $ 288,333 for these services during the six months ended June 30, 2006 and $658,025 for the year ended December 31, 2005. Subsequent to June 30, 2006, we entered into an agreement to acquire for $1,500,000 the remaining 45% interest from Kangtai and an individual to whom Kangtai transferred an interest in Yuhan. We paid $375,000 and acquired an additional 25% interest, raising our interest in Yuhan to 80%, in August 2006.

Yuhan was set up by Sinogas and Kangtai on May 25, 2005. In connection with Yuhan’s organization, Kangtai transferred equipment to Yuhan as part of its investment in Yuhan. Kangtai transferred certain contracts to Yuhan, and Yuhan assumed the manufacturing obligations under these contract and purchased the related inventories from Kangtai at fair market value. Kangtai purchased the manufactured products from Yuhan at fair market value and sold the products to the end users. The sales of these products to Kangtai amounted to $1,481,503 for the six months ended June 30, 2006 and $979,000 for the year ended December 31, 2005. Because a portion of these transactions relate to sales to third parties through Kangtai, we treat that portion as a third-party receivable. Subsequent to June 30, 2006, we entered into an agreement to purchase the 45% minority interest in Yuhan for $1,500,000. As of August 20, 2006, we had paid $375,000 for a 25% interest in Yuhan, increasing our ownership in Yuhan to 80%.

In June 2006, we entered into an agreement with Wuhan Fukang Automotive Cleaning Energy Company and Wuhan Yixang Industry Trade Company to establish a new subsidiary which would be 90% owned by us. We will contribute $3,375,000 and the other two entities would each contribute $190,000 for a 5% interest. This subsidiary, Wuhan Sinoenergy, has obtained a business license for manufacturing and sales of automobile conversion kits and establishing and operating CNG stations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates.

Inventories comprise raw materials, work on process, finished goods and low value consumable articles are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations. We perform impairment tests on our long-term assets annually.

Intangible assets are reviewed at least annually for impairment, or more frequently if we have reason to believe that there is an impairment. Intangible assets are tested by comparing net book value of the to fair value. Our assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We recognize product sales generally at the time the product is shipped. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended December 31, 2005 and 2004 and the three and six months ended June 30, 2006 and 2005.

The government of the PRC imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

New Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe adoption will have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not currently expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which amends FASB Statement No. 123 and will be effective for us for the year ending December 31, 2006. The revised standard requires, among other things, that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. As a result of the reverse acquisition, our adoption of SFAS No. 123(R) will result is compensation expense upon the grant of options or other equity-based incentives. Prior to the reverse acquisition we did not grant any options or other equity-based incentives.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of 2006. The adoption of this Interpretation is not expected to have a material effect on our financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

Results of Operations

Six months ended June 30, 2006 and 2005

Net Revenue. Net revenue for the six months ended June 30 2006, was approximately $5.8million, a 190% increase over net revenue of approximately $1.5 million for the comparable period of 2005. The Company was incorporated on October 29, 2004, and revenue in the first half of 2005, particularly in the first quarter, was low since the Company was in the start-up phase. The revenue in the first six months of 2006 includes $2.1 million, representing36 % of net revenue for the period, relating to a contract pursuant to which we are constructing and equipping 22 CNG stations.

 Cost of Revenues. The Company’s cost of revenue for the six months ended June 30, 2006 was approximately $3.3 million, compared with approximately 1.0 million for the comparable period of 2005. The gross margin for the six months ended June 30, 2006 was 43.6%, a decline from 49.6% for the comparable period of 2005. Since the first have of 2005, particularly the first quarter, does not reflect fully developed operations, the comparisons between the first six months of 2005 and 2006 reflects our ability to scale up our operations and not any indication of a quarter to quarter change in gross margin.

Operating Expenses. Operating expenses were $882,000 for the six months ended June 30, 2006, compared to $217,000 for same period of 2005.The increase was primarily due to the Company’s efforts to market development for its products and services as well as additional expenses resulting from the Company’s status as a public corporation following the reverse acquisition in June 2006.

Income from Operations. Operating profit was approximately $1.7 million for the first six months of 2006 compared with approximately $800,000 in the comparable period of 2005. The increase was primarily the result of factors described above.

Income Taxes. The income tax increase for the two periods was in line with the operation income’ increase.

Three months ended June 30, 2006 and 2005

Net Revenue. Net revenue for the three months ended June 30 2006, was approximately $3.3million, a 124% increase over net revenue of approximately $1.5 million for the comparable period of 2005. In the three months ended June 30, 2005, the company was in its organizational period, so revenue was lower. The revenue in the three months ended June 30, 2006 includes $1.0 million, representing32 % of net revenue for the period, relating to a contract pursuant to which we are constructing and equipping 22 CNG stations.

 Cost of Revenues. The Company’s cost of revenue for the three months ended June 30, 2006 was approximately $2.0 million, compared with approximately 1.0 million for the comparable period of 2005. The gross margin for the three months ended June 30, 2006 was 38.6%, a increase from 37% for the comparable period of 2005. With the maturity of management and manufacturing process, the manufacturing cost decreased, a lot of outsourcing work in year 2005 has been done by the Company, all of which increased the GP margin.

Operating Expenses. Operating expenses were $553,000 for the three months ended June 30, 2006, compared to $102,000 for same period of 2005.The increase was primarily due to the Company’s efforts to market development for its products and services as well as additional expenses resulting from the Company’s status as a public corporation following the reverse acquisition in June 2006.

Income from Operations. Operating profit was approximately $797,000 for the three months of 2006 compared with approximately $444,000 in the comparable period of 2005. The increase was primarily the result of factors described above.

Income Taxes. The income tax increase for the two periods was in line with the operation income’ increase.

Liquidity and Capital Resources

At June 30, 2006, we had cash of approximately $1.2 million, an increase of approximately $900,000 from December 31, 2005. At December 31, 2006, we had working capital of approximately $8.1 million and stockholders’ equity of approximately $11.0 million, compared with working capital of approximately $4.4 million and stockholders’ equity of approximately $7.5 million at December 31, 2005. However, we used approximately $2.5 million in our operations for the six months ended June 30, 2006. Factors contributing to our negative cash flow from operations during the first six months of 2006 included an increase in accounts receivable of approximately $3.4 million and an increase in other receivable of approximately $2.1 million. This following table sets forth the change in our receivables from December 31, 2005 to June 30, 2006 (dollars in thousands):

	June 30, 2006	December 31, 2005
Accounts receivable - third parties	$6,407	$1,780
Accounts receivable - related party	--	1,346
Other receivables - third parties	489	275
Other receivables - related party	2,556	464

The June 30, 2006, includes receivable of approximately $2.1 million and $1.5 million relating to two contracts for the construction of CNG stations. We received payment of approximately $2.7 million on these receivables subsequent to June 30, 2006. We lease a portion of our facilities to Kangtai, a related party, and the other receivable at June 30, 2006, reflects amounts due from Kangtai’s for water and power fees. We engaged Kangtai to perform subcontracting services in connection with the construction of GNG stations, and we have obligations to Kangtai for construction work which partially offset Kangtai’s obligations to us. Kangtai is continuing to perform subcontracting services for us, and we anticipate that our obligation to Kangtai will offset Kangtai’s obligations to us.

During 2005, we purchased from an affiliated company the certificate of property right for the property on which our offices and manufacturing facilities are located. Since the government of the PRC owns title to the land, it issues a certificate of land use which is a transferable right to use the land. The purchase price was $11.9 million of which $5.0 million was paid during 2005. The balance is due at such time as the use of the land is changed from industrial to commercial, at which time the certificate of property rights will be transferred to us. The nature of the zoning does not affect our right to use the land, but we believe that it has a higher value if it is zoned commercial. In our agreement with the investors in the June 2006 private placement, we agreed that we would not pay approximately $3.2 million until the rights are sold and we would not pay the balance until the property is sold except that we may apply up to 50% of net income to make such payments. This restriction terminates after the investors have sold all of the shares of common stock issued in the private placement, including the shares of common stock issuable upon conversion of the note or the series A preferred stock or exercise of the warrants.

Our financial commitments include the following obligations which we incurred subsequent to June 30, 2006.

•	The balance of $1,125,000 to acquire the remaining 20% minority interest in Yuhan, of which $500,000 is due in September 2006 and $625,000 is due in September 2007.

•	A total of $3,375,000 to pay our obligations in connection with the establishment of Wuhan Sinoenergy, which is formed to operate CNG stations.

In June 2006, we completed the private placement of securities pursuant to which we raised net proceeds of approximately $3.1 million. We expect that these funds, together with anticipated cash flow from our operations, should enable us to continue our current operations without additional financing for the next year. We intend to construct and operate CNG stations through Wuhan Sinoenergy. The construction of CNG stations during 2006 will require additional funding. Although we anticipate that we will be able to obtain bank financing from a Chinese bank for approximately 50% of the cost, we do not have any agreement with respect to this funding. If we are unable to raise the necessary funding we may not be able to develop our CNG station business.

We are considering possible acquisitions of Chinese businesses in industries that are related to our business, including a possible acquisition of a gas pipeline company. Any such acquisition would require us to pay a significant cash purchase price. If we acquire such a company, we would be required to raise significant capital. We cannot give any assurance that we would be able to enter into an agreement to acquire such a company or, if we do reach an agreement, that we would be able to raise the necessary funds to enable us to consummate an acquisition and have sufficient working capital.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

During 2005, we established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”) as a 55% subsidiary, with the 45% minority interest held by Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”). On June 6, 2006, we entered into an agreement to acquire, for $1,500,000, the remaining 45% interest from Kangtai and an individual to whom Kangtai transferred an interest in Yuhan in three installments. We paid $375,000 and acquired a 25% interest in August 2006, raising our interest in Yuhan to 80% of its equity.

On June 6, 2006, we entered into an agreement with Wuhan Fukang Automotive Cleaning Energy Company (“Wuhan Cleaning Energy”) and Wuhan Yixiang Industry Trade Company (“Wuhan Yixiang”), to establish Wuhan Sinoenergy Gas Company (“Wuhan Sinoenergy”) to operate CNG stations. The agreement provides that we will contribute $1,875,000 for a 90% interest in Wuhan Sinoenergy and Wuhan Clean Energy and Wuhan Yixianng will each contribute $190,000 for a 5% interest. In connection with this agreement, our subsidiary, Sinogas, appointed Beijing Sanhuan as its deputy to hold a 40% interest in Wuhan Sinoenergy. According to the deputy agreement, except to the extent that it is required to provide information to the applicable government agencies, Beijing Sanhuan, does not hold any right and liabilities of a shareholder and does not take part in the management of Wuhan Sinoenergy. On August 2, 2006, Wuhan Administration Bureau for Industry and Commerce issued a business license to Wuhan Sinoenergy. The term of this business license is from August 2, 2006 to August 2, 2026 and the business scope is the manufacture and sales of automotive conversion kits and establishing and operating CNG stations.

Item 6.  Exhibits

10.1	Agreement dated June 6, 2006, among Sinoenergy Holding Limited, its wholly-owned subsidiary, Qingdao Sinogas General Machinery Limited Corporation, Wuhan Fukang Automotive Cleaning Energy Company and Wuhan Yixiang Industry Trade Company (English translation).
10.2	Agreement between Qingdao Sinogas General Machinery Co. Ltd. and Beijing Sanhuan Technology Development Co. Ltd. (English Translation)
10.3	Agreement dated July , 2006, among Sinoenergy Holding Limited, Qingdao Kangtai Machinery Equipment Manufacture Co. Limited and Guili Shi (English translation).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLYN RESOURCES III, INC. (Registrant)

Dated: August 18, 2006	s/ Bo Huang

Bo Huang, Chief Executive Officer

Dated: August 18, 2006	s/ Qiong (Laby) Wu

Qiong (Laby) Wu, Chief Financial Officer