Form 10QSB
period 2006-09-30
Sinoenergy CORP
filed 2006-11-16
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2006

Commission File Number 000-30017

Sinoenergy Corporation
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

As of November 14, 2006 there were 14,636,472 shares of the common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINOENERGY CORPORATION AND SUBSIDIARY

Page
Part I. Financial Information
Item 1. Financial Statements
Balance sheets at June 30, 2006 (unaudited) and December 31. 2005	2
Unaudited statements of operations for the three and six months ended June 30, 2006 and 2005	3
Unaudited statements of cash flows for the three and six months ended June 30, 2006 and 2005	4
Unaudited statement of stockholders’ equity for the six months ended June 30, 2006	5
Notes to financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Controls and Procedures	24
Part II. Other Information
Item 6. Exhibits	25

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

		September 30, 2006	December 31, 2005
	Note(s)	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents		1,628	332
Accounts receivable-third party (net)	3
-Related party		293	1,346
-Third party		3,697	1,780
Other receivables-	4
-Related party		739	464
-Third party		2,154	275
Deposits and prepayments	5
-Related parties		7,652	4,986
- Third parties		460	1,027
Inventories	6	1,309	1,825

TOTAL CURRENT ASSET		17,932	12,035

LONG TERM ASSETS
Property, plant and equipment (net)	7	3,415	3,455
Intangible assets	8	226	268
Long term deferred tax asset		3	17

TOTAL ASSETS		21,576	15,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term loan	9	2,529	2,478
Accounts payable-third party		175	480
Other payables
- Related party	10	338	396
- Third parties		1,523	830
Accrued expenses		89	23
Warranty accrual		34	14
Advances from customers	11	905	2,234
Income taxes payable	12	121	1,162

TOTAL CURRENT LIABILITIES		5,714	7,616

Long term deferred tax liabilities	13	-	28
Minority interests	14	300	641
TOTAL LIABILITIES		6,014	8,285

STOCKHOLDERS’ EQUITY
Common stock - $.001 Par Value;
Issued and Outstanding --14,636,472 at September 30, 2006, 14,215,285 at December 31, 2005		15	15
Series A convertible preferred stock-$0.001 Par Value September 30, 2006 - 5,692,307, December 31, 2005 -- -0-		6	-
Paid-in capital		8,543	4,935
Capital surplus		20	67
Statutory surplus reserve fund	16	329	329
Retained earnings		6,268	2,019
Accumulated other comprehensive income		381	124
Total stockholders’ equity		15,562	7,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		21,576	15,775

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands of United States dollars except per-share information)

	Note(s)	Three Months Ended September 30, 2006		Nine Months Ended Sep 30, 2006
		2006	2005	2006	2005
NET REVENUE	17	3,881	640	9,764	2,689

COST OF REVENUE		(1,248)	(428)	(4,526)	(1,461)

GROSS PROFIT		2,633	212	5,238	1,228

OPERATING EXPENSES
Selling expenses		68	34	190	72
General and administrative expenses		452	201	1,212	380

TOTAL OPERATING EXPENSES		520	235	1,402	452

INCOME(LOSS) FROM OPERATIONS		2,113	(23)	3,836	776

OTHER INCOME(EXPENSES)
Other non-operating income		22	-	31	65
Interest expense		(45)	-	(443)	-
Other expenses		(143)	-	(146)	-
OTHER INCOME (LOSS) NET		(166)	-	(558)	65

INCOME (LOSS) BEFORE INCOME TAXES		1,947	(23)	3,278	841
Income tax	12	1,564	13	1,011	(266)
INCOME BEFORE MINORITY INTEREST		3,511	(10)	4,289	575
Minority interest		(7)	(23)	(39)	(18)
NET INCOME		3,504	(33)	4,250	557
Earnings Per Share -Basic		0.24	(0.00)	0.30	0.04
Weighted Average Shares Outstanding- Basic		14,636	14,216	14,343	14,216
Earnings Per Share-Diluted		0.17	(0.00)	0.21	0.04
Weighted Average Shares Outstanding- Diluted		20,236	14,216	19,985	14,216

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes inStockholders’ Equity
(In thousands of United States dollars)

	Number of Shares	Par Value Common Stock	Preferred A share	Paid in Capital	STATUTORY SURPLUS RESERVE	ACCUMULATED COMPREHENSIVE INC0ME	RETAINED EARNINGS	CAPTIAL SURPLUS	TOTAL STOCKHOLDERS’ EQUITY
Balance, December 31, 2005(Audited)	14,215,385	14		4,936	329	124	2,019	67	7,489

Issuance of common stock	421,087	1		3,613					3,614
Net income for the nine months ended September 30, 2006							4,249		4,249
Issuance of Preferred Stock			6	(6)
Transfer					-	257		(47)	210

Balance, September 30, 2006 (Un-audited)	14,636,472	15	6	8,543	329	381	6,268	20	15,562

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,504	(33)	4,250	557
Minority interest	7	23	39	18
Depreciation	86	112	231	227
Amortization of intangible assets	17	23	49	38
Provision for doubtful debts	-	-	4	-
Changes in operating assets and liabilities:
Accounts receivable	2,417	(468)	(941)	(558)
Other receivables, deposits and prepayments	(2,000)	(241)	(4,098)	(1,394)
Inventories	503	(1,185)	532	(1,487)
Accounts payable	(1,011)	724	(309)	725
Accrued expenses	110	-	130	2
Deferred expenses	3	(13)	9	(81)
Advance from customers	(917)	1,065	(1,348)	1,144
Other payables	(487)	(78)	647	418
Income tax payable	(1,645)	21	(1,054)	272
Deferred tax credit/(debit)	(13)	(11)	(15)	2

Net cash provided by operating activities	574	(60)	(1,874)	(116)

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(144)	(113)	(231)	(221)

Net cash used in investing activities	(144)	(113)	(231)	(221)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from short term borrowing	-	-	312	-
Cash received from capital contribution	200	-	3,301	-
Cash received /(paid) for other financing activities	(429)	-	(427)	292

Net cash used in financing activities	(229)	-	3,186	292

Effect of changes in exchange rate	215	123	215	123

Net increase/(decrease) in cash and cash equivalents	416	(50)	1,296	78
Cash and cash equivalents at beginning of the period	1,212	169	332	41

Cash and cash equivalents at end of the period	1,628	119	1,628	119
Supplementary Cash flow disclosure:
Interest Paid	45	-	443	-
Tax Paid	414	136	924	346

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

1.	The Company

(1) Recapitalization Transaction

Sionenergy Corporation (“Sinoenergy”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”) Its corporate name was changed to Sinoenergy Corporation on September 28, 2006

On June 2, 2006, Sinoenergy (former Franklyn) entered into the following agreements:

•
An agreement with Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation and its stockholders, pursuant to which Sinoenergy issued 14,215,385 shares of common stock to the former stockholders of Sinoenergy.  Sinoenergy owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy and its subsidiary, Sinogas, became subsidiaries of Sinoenergy Holding and the business of Sinogas became the business of Sinoenergy.

•	An agreement with Sinoenergy’s principal stockholders, pursuant to which Sinoenergy purchased 3,305,000 shares of common stock for $213,525 using the proceeds of the financing described below.

•
A securities purchase agreement pursuant to which Sinoenergy sold, for $3,500,000, notes in the amount of $3,500,000, 369,001 shares of common stock and warrants to purchase an aggregate of 18,000,003 shares of common stock.. This agreement was amended in July 2006, and Sinoenergy issued, for $200,000, a 6% convertible note in the principal amount of $200,000, 21,086 shares of common stock and warrants to purchase an aggregate of 1,028,571 shares of common stock. The convertible notes are convertible into shares of series A convertible preferred stock or common stock at a conversion price of $.65 per share, subject to adjustment under certain condition. The warrants consist of warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The warrants were valued using a Black Scholes option pricing model, using a volatility of 45% and a weighted average risk free interest rate of 4.5%. The value of the conversion premium for the notes is the excess of the value of the preferred stock over the net proceeds allocable to the note. The embedded conversion premium and the value of warrants were recorded based on EITF 00-27 and 98-05 and recorded as an adjustment to paid in capital.  With the convertible note being transferred into series A preferred shares on September 28, 2006 (details is presented in following), that conversion premium has been transferred to paid in capital in the financial statement as at September 30, 2006.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holing for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sionenergy /Sinoenergy Holding acquisition of the “legal acquirer”, Sinoenergy, are those of the “accounting acquirer”, Sinoenergy. The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

On September 28, 2006, the Company’s articles of incorporation were amended and restated. The restated articles of incorporation changed the Company's name to Sinoenergy Corporation and created a class of 10,000,000 shares of preferred stock, par value $.001 per share, with the directors having broad powers to set the rights, preferences, privileges and limitations of one of more series of preferred stock, and increased the authorized common stock to 100,000,000 shares of common stock, par value $.001 per share. On September 28, 2006, the Company also filed a certificate of designation setting forth the rights, preferences, privileges and limitations of the series A convertible preferred stock. As a result of the filing of the restated articles of incorporation and the certificate of designation for the series A preferred stock, the 6% convertible notes were automatically converted into an aggregate of 5,692,307 shares of series A preferred stock.

The certificate of designation for the series A preferred stock provides that:

•	Each share of series A preferred stock is convertible into one share of common stock, subject to adjustment.

•
If, while Barron Partners owns shares of series A preferred stock, the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (initially $.65 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of series A preferred stock is adjusted to reflect a conversion price equal to the lower price.

•
If the Company’s consolidated pre-tax income per share, on a fully-diluted basis, for the fiscal year ended December 31, 2006, is less than $.212 per share, the conversion price shall be reduced proportionately by up to 40%. The full 40% adjustment will be made if pre-tax income per share on a fully-diluted basis is $.1272 or less.

•
If the Company’s consolidated pre-tax income for the year ended December 31, 2007 is less than $.353 per share on a fully-diluted basis, then the conversion price shall be reduced by the percentage shortfall, up to a maximum of 40%. The full 40% adjustment will be made if pre-tax income per share on a fully-diluted basis is $.2118 or less.

•	No dividends are payable with respect to the series A preferred stock.

•	While the series A preferred stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

 (2) History of Sinogas

Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”) was registered in Qingdao, China in September 2004, as a limited liability company under the laws of the PRC, and the registered capital was $7.5 million, which was paid in full.

Sinogas was jointly owned by the following three entities: (a) Beijing Sanhuan Technology Development Co., Ltd. (Beijing Sanhuan), with an agreed contribution of $6.75 million, representing 90% of the aggregate capital; (b) Qingdao Machinery Industry Co., Ltd., with an agreed contribution of $375,000, representing 5% of the aggregate capital; (c) Jiangsu Dong Fang Hong Chemical Fertilizer Co., Ltd. (“Jiangsu”), with an agreed contribution of $375,000, representing 5% of the aggregate capital.

The predecessor of Sinogas was Qingdao General Machinery Plant (the “Plant”), a state-owned entity. With the approval from Qingdao Municipal Government, Beijing Sanhuan acquired the Plant’s total assets provided that it paid the Plant’s debts. After Beijing Sanhuan paid the Plant’s debts, Bejing Sanhuan was entitled to all the assets of the Plant, and having obtained government approval, reorganized the Plant into the Company. On July 30, 2004, PRC government approved the acquisition by Beijing Sanhuan of the Plant. On October 29, 2004, the Company acquired its business license from Qingdao Municipal Government to operate business in industries of Compressed Natural Gas (CNG) station and equipments/services, as well as non-standard chemical and refinery equipments.

In October 2005 Beijing Sanhuan purchased the 5% interest in the Company held by Qingdao Machinery Industry Co., Ltd., with the result that Beijing Sanjuan held 95% of the Company’s equity and Jiangsu held the remaining 5%. In November, 2005, Beijing Sanhuan and Jiangsu transferred 100% of their equity to Sinoenergy Holding which was owned by Wentao Yang.

On November 29, 2005, Qingdao Foreign Trade and Economic Cooperation Bureau approved the Sinoenergy Holding purchase of all the shares from the former shareholders of the Corporation and the Corporation changed from the local investment limited liability company into the wholly-owned foreign investment enterprise.

On February 21, 2006, Sinoenergy Holding entered into a share transfer agreement with Skywide Capital Management Limited, a British Virgin Islands corporation which is owned by Tianzhou Deng and Bo Huang (“Skywide”) and Eastpride Capital Limited, a British Virgin Islands corporation owned by Wentao Yang (“Eastpride”), with the result that 90% shares of the Corporation were held by Skywide and 10% share of the Corporation were held by Eastpride.

(3) The business of Sinogas

In accordance with provisions of Articles of Association and Business License, the business term of Sinogas is fifteen years, from October 29, 2004 to October 29, 2019.

Sinogas manufactures pressure containers of class 1, 2, 3 petroleum refinery equipment, designs and installs compressed natural gas station equipment, and compressed natural gas storage and transportation equipment. The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of PRC differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of the existing laws may be uncertain and sporadic.

The Company’s operating assets and primary sources of income and cash flows are of interests in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

The devaluation of the Renminbi (RMB) against the United States dollar would consequently have adverse effects on the Company’s financial performance and asset values when measured in terms of the United Stated dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company’s earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB-United States dollar exchange rate exposure.

On January 1, 1994 the PRC government introduced a single rate of exchange as quoted daily by the People’s Bank of China. Subsequently in 2005, the PRC government introduced a certain floating rate of exchange. No representation is made that the RMB amounts have been, or could be, converted into United States dollars at that or any rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

(4) Subsidiary of the Company

Sinogas is a wholly-owned subsidiary of Sinoenergy Holding and Sinoenergy Holding is a wholly-owned subsidiary of Sinoenergy. Sinogas and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kantai”), a non-affiliated party, established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Qingdao Yuhan”), which, at September 30, 2006, was 80% owned by Sinogas and 20% owned by Kantai.

The term of the business of Qingdao Yuhan is from May 25, 2005 to April 30, 2009 and the business scope is to manufacture, process and install machinery facilities (not including special equipments and cars); as the wholesaler and retailer of steels, machinery and electronic products, hardware, chemical equipment (not including dangerous equipments).

Pursuant to an agreement among Sinoenergy, Sinogas, Kangtai and Mr.Guili Shi, who purchased 25% of Qingdao Yuhan’s equity from Kangtai in July 2006, Sinoenery and Sinogas will purchase all the 45% of equities of Yuhan hold by Kangtai and Mr. Guili Shi for total price of $1.5 million payable in three installments.

On August 2, 2006, Sinoenergy paid $375,000 to Mr. Guili Shi, and the 25% equity, which had been hold by Mr.Guili Shi, was transferred to Sinoenergy. At the same day, the business license for Yuhan has been renewed by relative Qingdao Government. After the equity purchase, the Company has held 80% of equities of Yuhan.

The remaining $1,125,000 was originally due in two installments -- $500,000 by September 30, 2006 and the balance of $625,000 due September 30, 2007. The September 2006 payment is being deferred pending government approval of the transfer.

In June 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its deputy) Wuhan Fukang Automotive Cleaning Energy Company (“Wuhan Cleaning Energy”) and Wuhan Yixiang Industry Trade Company (“Wuhan Yixiang”), signed a cooperation agreement to establish Wuhan Sinoenergy Gas Company (“Wuhan Sinoenergy”) to operate CNG stations. Based on the agreement, the Company, through Sinoenergy and Sinogas, will contribute capital totaled $3,375,000 for a 90% interest, and each of Wuhan Clean Energy and Wuhan Yixiang will contribute $190,000 for a 5% interest.

Simultaneously, Sinogas and Beijing Sanhuan signed a deputy agreement, pursuant to which Sinogas has appointed Beijing Sanhuan as its deputy to hold the 40% of shares of Wuhan Sinoenergy. According to the deputy agreement, except for providing any required information for Wuhan Sinoenergy’s registration, Beijing Sanhuan, as a deputy of Sinogas, does not have any right and liabilities of a shareholder and does not take part in managment of Wuhan Sinoenergy.

In August 2, 2006, Wuhan Administration Bureau for Industry and Commerce issued Business License to Wuhan Sinoenergy. The term of the business of Wuhan Sinoenergy is from August 2, 2006 to August 2, 2026 and the business scope is of manufacturing and sales to automotive transferring kits, establishing and operating CNG stations.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005
2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements and its subsidiary were prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2006 and December 31, 2005 the Company did not have any cash equivalents.

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

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

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

(g) Intangible Assets

Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of 10 years. The technical know how, which is acquired in the end of year 2004 is valued and amortized according to relative industry standard. The patent is acquired in May of 2005, and is amortized according to its validated period. At September 30, 2006, there was no change in the value of the patent.

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

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

The Company has a large construction contract open at the fiscal year end. Revenue is recognized at the balance sheet date on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly.

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

( j ) Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In year 2005 and the nine moths of 2006, the warranty rate was determined to be 0.2 % of gross sales.

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

(l) Foreign Currency Transactions

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

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

(m) Fair Value of Financial Instruments

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

(n) Minority Interest

The minority shareholders’ interest refers to the percentage of the owner’s equity of Qingdao Yuhan owned by Kangtai and the owner’ equity of Wuhan Sinoenergy owned by Wuhan Cleaning Energy and Wuhan Yixiang.

The minority shareholders’ interest in the consolidated financial statements means the percentage of Qingdao Yuhan and Wuhan Sinoenergy Gas’s net assets owned by above mentioned shareholders according to their respective investment ratios.

(o) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

3. Account Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows:

	September 30, 2006	December 31 , 2005
	US$’000	US$’000
Accounts receivable	$3,998	$3,130
Less: allowance for doubtful accounts	8	4
Balance, September 30, 2006	$3,990	$3,126

Within the balance at September 30, 2006, $588,329 represents the receivable balance for a 22CNG gas stations contract, which has been signed and completed in year 2005; $265,523 represents receivables for the 23 CNG gas station construction contract, which has been signed in the end of 2005 and completed in the third quarter of 2006, and $1,388,344 receivables for the CNG construction contract which is signed and is now in process and the revenue is recognized according to percentage of completion basis.

The balance, $292,669, represents receivables from minority shareholder of Kangtai for one transaction received by Kangtai on behalf of Sinogas. That balance has been offset against other payables to such person in October 2006.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

4. Other Receivables

(1)	Other Receivable With Related Party

Because the Company is a holding company, under the foreign currency control regulations of the PRC, it is difficult for the Company to exchange United States dollars for RMB. As a result the Company uses Beijing Sanhuan as an exchange agent and remits dollars to Beijing Sanhuan and Beijing Sanhuan delivers the RMB to Sinogas. The receivable from related party at September 30, 2006 includes $386,682 due from Beijing Sanhuan, representing the dollar amount of RMB that Beijing Sanhuan owes to Sinogas at that date pursuant to this currency exchange procedures. Other receivables from related parties include $145,594 for plant rental charge to Kangtai and $206,816 from an unsecured loan due from Kangtai.

The balance at December 31, 2005, represents power and water fee receivables as well as plant rental charge to Kangtai..

(2)	Other Receivable With Third Party

The other receivables with third parties mainly represents $1,464,210 deposit for long-term letter of credit which is required to import raw material and equipment purchased by Sinogas and Wuhan Sionenergy; $502,484 due from Shanghai Zhongyou Group, who took over the debt owned by Xuancheng City Gas (subsidiary of Shanghai Zhongyou Group) to the Company for equipment purchase in this quarter.

5. Deposits and Prepayments

The related parties balance is mainly of prepayment to Beijing Sanhuan under an agreement pursuant to which Beijing Sanhuan is to transfer to a Sinogas the land use right relating to the land on which Sinogas’s facilities are located. The total transferring price for the land is $12,000,000 (RMB 96,000,000). That balance as at December 31, 2005 was $4,986,279 and $7,652,309 as at September 30, 2006.

The third parties balances represent advance payments to suppliers by the Company and its subsidiary for routine operations.

6. Inventories

 Inventories at December 31, 2005 and September 30, 2006 are summarized as follows:

	September 30, 2006	December 31,2005
	US$’000	US$’000
Raw materials	$395	$423
Work in progress	767	1,249
Finished goods	97	55
Low value consumable articles	50	48
Total	$1,309	$1,825

There was no inventory reserve as of December 31, 2005 and September 30, 2006.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

To improve working capital, the Company seeks to keep inventory at a minimum level needed for efficient production.

7. Property, Plant and Equipment

As of December 31, 2005 and September 30, 2006, property, plant and equipment consist of following:

	September 30, 2006	December 31 2005
	US$’000	US$’000
Cost
Buildings and facility	$2,623	$2,571
Machinery equipment	2,135	2,031
Motor vehicles	46	36
Office equipment and others	58	21
	$4,862	$4,659

Accumulated depreciation
Buildings and facility	$292	$215
Machinery equipment	1,135	985
Motor vehicles	6	19
Office equipment and others	13	1
	$1,446	$1,204
Carrying value
Buildings and facility	$2,331	$2,356
Machinery equipment	1,000	1,046
Motor vehicles	40	17
Office equipment and others	45	20

	$3,416	$3,455

8. Intangible Assets

	September 30, 2006	December 31, 2005
Patent and technology know how	US$’000	US$’000
Cost	$285	$285
Accumulated amortization	(59)	(17)
Carrying value	$226	$268

Patents as well as technology know how of the Company are amortized over 10 years up to September, 2014

To the cost of intangible assets as at December 31, 2005, $82,000 is the technical know how purchased from the plant and $ 207,000 is paid in capital input by Kangtai (minority shareholder) when the Qingdao Yuhan was incorporated.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

9. Short Term Loan

The balance totaled $ 2,528,861 represents the short term loan borrowed from the Qingdao First Branch of Shibei District, Agriculture Bank of China, (hereafter refers to as 1st Branch) on November 1, 2005. According to the loan contract, the type of loan is specified as short-term working capital loan with the borrowing date starting from November 2, 2005 for $1.5 million and from November 7, 2005 for $1 million and maturing on November 1, 2006. The interest rate for the short term loan is 6.669% annually.

Beijing Zhongyou Environment Tech. Crop., a third party that is a customer of the Company, signed a ceiling guarantee contract pursuant to which Beijing Zhongyou guarantees the obligations to 1st Branch.

10. Other Payables

(1)	Other Payables to Related Party:

The balances as at September 30, 2006 consist of $307,389 unsecured demand loans from related party Kangtai, with no stated interest rate or due date; $18,996 unsecured demand loans from Mr. Guili Shi and $1,264 to Mr Guiqiang Shi who are both the shareholder of Kangtai; and $10,115 from Mr. Tanzhou Deng the chairman of the company. The balance as at December 31, 2005 are unsecured demand loans from related party Kangtai, with no stated interest rate or due date .

(2)	Other Payables to Third Party

The balances are mainly for payables for sales tax (VAT and business tax), unsecured demand loans from third parties and miscellaneous payables to other creditors. Within the balance as at September 30, 2006 and December 31, 2005, separately there represent $810,652 and $298,000 VAT and business tax payables

11. Advance from Customers

The balances as at December 31, 2005 and September 30, 2006 were mainly the advances received by Yuhan, the subsidiary of the Company. To all the sales order, Yuhan receives 30% to 60% of contract amount as down-payment before product manufacturing.

12. Income Taxes Payable

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Being licensed as wholly foreign owned manufacturing enterprise, on Nov. 2, 2006, Sinogas was granted a corporate income tax holiday, with a 100% corporate tax exemption for the first two years (2006 and 2007) and a 50% corporate tax exemption for the third year (2008). Based on the income tax exemption for 2006, the Company, in the third quarter of 2006 reversed the corporate income tax accrual at June 30, 2006.

No provision for American tax and for British tax is made as Sinoenergy Holding and Sinoenergy are all investment holding companies, and has no assessable income either in the United State or the British Virgin Islands for the nine months ended September 30, 2006.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

13. Long Term Deferred Tax Liabilities

In connection with the establishment of Yuhan, the actual contributed capital amount by Kangtai is $158,084 higher than shared registered capital. Under PRC accounting policy, the Company records 55% of that over contributed capital as $86,946 into capital surplus. Under PRC tax law, that capital surplus would not be regarded as taxable income until the investment to Yuhan is disposed. Under USGAAP, the negative goodwill amount is recognized as operating income. Deferred tax liabilities resulting from timing differences are recognized.

14. Minority Interests’ Equity

The activities of the minority interests’ equity during the year ended December 31, 2005 and September 30, 2006 are summarized as follows:

US$’000
Beginning balance (May 2005)	$-
Add: contribution by minority shareholders	$558
Minority interests’ income	14
Others	69
Balance, December 31, 2005	$$641

Add: Minority interests’ income	39
Less: Equity sold	(380)
$$300

15. Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions during the first three quarters of year 2006 are as follows:

Name of the Company	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company before November 8, 2005.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority investor from May 2005

Name of Related Party
Mr. Guili Shi Mr. GuiQiang Shi Mr. Tanzhou Deng	Shareholder of Kangtai Shareholder of Kangtai Chairman of the Company

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

Significant transactions between the Company and its related company during the year are as follows:

(1)	Sales and purchase transactions with related parties

	For the three months ended September 30,		For the nine months ended June 30,
Name of the Company	2006	2005	2006	2005
Kangtai	Sales with amount of $37,546	Sales with amount of $566,886	Sales with amount of $1,519,049	Sales with amount of $566,886

Kangtai is the predecessor Company of Qingdao Yuhan. Kangtai purchases products from Yuhan to fulfill open purchase orders. Yuhan completes those contracts fulfilled by Kantai prior the separation.

The sales and purchases to and from related parties were made according to a price mutually agreed after taking into account prevailing market prices.

(2)	Inter-company receivables

Name of the Company	December 31,2005	September 30, 2006
Beijing Sanhuan	$4,986,279 prepayment for land use right transferring	$7,652,309 prepayment for land use right transferring; $386,682 for RMB currency exchange for the Company;

Kangtai	$2,921,415 Including the receivable on a rental of $1,063,606	$ 206,816 inter-company loan $145,594 receivables for plant rental charge.

(3)	Inter-company payables

Name of the Company	December 31, 2005	September 30, 2006
Kangtai	$395,726 inter-company loan	$307,389 unsecured inter-company loan
Mr. Guili Shi	nil	$18,966
Mr. GuiQiang Shi	nil	$1,264
Mr. Tanzhou Deng	nil	$10,115

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005
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

17. Revenue Gross Profit Margin

According to products sold, the revenue is mainly composed of the following:

		For the three moths ended September 30,		GP margin
		2006	2005	2006	2005
		US$’000	US$’000%		%
CNG Vehicles and CNG Equipment	i (1)	$882	$21	73%	53%
CNG Gas stations	i (2)	1,754	-	86%	-
Pressure Containers	(ii)	1,174	619	35%	32%
Rental income and others		71	-	-
		$3,881	$640

		For the nine moths ended September 30		GP margin
		2006	2005	2006	2005
		US$’000	US$’000%		%
CNG Vehicles and CNG Equipment	i (1)	$1,424	$939	68%	6%
CNG Gas stations	i (2)	3,885	467	82%	67%
Pressure Containers	(ii)	4,229	799	23%	3%
Rental income and others		226	484
		$9,764	$2,689

(i)	CNG/LPG vehicle and gas station equipment business

CNG/LPG vehicle and gas station equipment business include two parts of divisions/services.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

(1) CNG/LPG vehicle and gas station equipment manufacture and installation, which include following products:

•	CNG trailer

•	CNG deposited system for gas station usage

•	Conversion kits for various types of vehicle

•	CNG compressor skid

•	CNG dispenser (retail measurement system)

(2) CNG station system business

It includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. Due to rapid development and early stage of CNG station business in China, the company enjoys a very high profit margin in this segment by utilizing its specialty in this area.

(ii) Non-standard equipment and pressure container business:

Non-standard equipment and pressure container business has been carried over from the predecessor since Qingdao Sinogas was set up. It is a traditional chemical equipment manufacture business with low profit margin. It includes:

•	design and manufacture of various types of pressure containers in the petroleum and chemical industries.

•	design and manufacture of various types of pressure containers in the metallurgy and electricity generation industries

•	design and manufacture of various types of pressure containers in the food and brewery industries

•	design and manufacture of various types of non-standard equipment

The relatively high gross margin for CNG stations reflects both our technology and that relatively low level of competition for the construction of CNG stations in the PRC.

In 2005, the revenue from CNG stations represents revenue from one contract covering 22 CNG stations, for which the Company performed designing, construction, equipment installation, and related engineering work. The total contract price is $3 million.

For the nine months ended September 30, 2006, the revenue of CNG station represents designing, construction and technical consulting service charge from two CNG station contracts, one of which, with total contract price of $3.2 million, was signed in December of 2005 and completed in the third quarter of 2006; and another contract with total contact price of $1.24 million was signed in July 2006 and is in the process of fulfilling.

To the pressure container revenue, in the first half year of 2005, (before Qingdao Yuhan’s establishing) the Company subcontracted most of the manufacturing process for pressure container to third parties, so the gross profit margin of the nine months of 2005 was lower; While the pressure container sales in the nine months of year 2006 were from the operation of Yuhan, which was a pressure container manufacturing company, so the gross profit margin increased significantly compared with the same period of 2005.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

18. Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

At September 30, 2006, the Company has a credit risk exposure of uninsured cash in banks of approximately US$1,628,000. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales as well as relative account receivable balance are as follows:-

	Sales		AR		Sales		AR
	For year 2005 ended December 31,		December 31, 2005		For the nine months ended September 30, 2006		September 30, 2006
Customers	US$’000%		US$’000%		US$’000%		US$’000%
Customer A	$3,740	46	$1,494	67
Customer B	831	10	-	-
Customer C					$3,208	33%	$266	7

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

The Company has the following material contractual obligations and capital expenditure commitments:

(a) The Agreement signed between the Sinogas and Beijing Sanhuan on April 6, 2005. According to the agreement, with the precondition that Sinogas is responsible for the obtaining the designation of the land changed to land for commercial use, at which time Beijing Sanhuan transfers the real property on which Sinogas’ facilities are located to Sinogas for $12,000,000. At September 30, 2006, $7,652,309 has been paid. The land use right ownership transferring process is in process.

(b) The Contract signed between the Corporation and Qingdao Jinyu Industrial Development Co., Ltd. on May 20, 1997. According to the Contract, the Corporation leases its own land at No. 18, Siliu South Road (within its factory site) to Qingdao Jinyu Industrial Development Co., Ltd.. The contractual rate is $7,500 for the first year and is specified to yearly increase by 6% afterwards. Starting from the ninth year, the yearly increase with the rent should be 8%, with the total lease duration being 20 years. It goes into effect after being signed by both parties and is legally binding to. Meanwhile, the rights and obligations of both parties are protected by Chinese laws.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005
(2) Capital commitment

A purchase agreement signed between Sinoenergy Holding (on behalf of its subsidiaries as Wuhan Sinoenergy and Sinogas) and Fornovo Gas S.r. l of Italy. Pursuant to the agreement, Sinoenergy Holding would purchase 36 compressor units GASVECTOR plus 60 high capacity dispensers in the sum of $9.6 million. A purchase agreement signed between Sinogas and China Yuanhang Gas Company (Yuanhang Gas), pursuant to the agreement, Sinogas consigned Yuanhang Gas as import agent to purchase steel tube for CNG gas stations equipment manufacturing from Italy in the sum of $6.3 million. The purchase price of this products is in Euros and the purchase price in dollars is subject to fluctuations in the exchange rate between Euros and United States dollars.

At September 30, 2006, the Company has paid totally $1,464,210 as deposit for long-term credit letters for the above mentioned two purchase agreement.

20. Retirement Benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$22,028 and US$3,275 for the third quarter of year 2006 and 2005, respectively and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

21. Subsequent Events

On November 2, 2006, Sinogas has got the certificate numbered QingSiGuoShuiHan[2006]No.18 issued by Qingdao State Bureau for corporate income tax holiday. According to the certificate, Sinogas has been granted to two years 100% corporate income tax exemption from the first operating profit year and 50% corporate income tax exemption in the following three years.

22. New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123." SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has disclosed and recorded its stock-based employee compensation according to SFAS No.148 and SFAS No. 123R.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

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

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

Sinoenergy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

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

All of our products and services are performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period. For example, our largest customer for the year ended December 31, 2005, Millennium Group Limited (Hong Kong), which accounted for revenue of approximately $3.8 million, or 46% of our revenue for the year, and is not a significant customer in the first half of 2006. Our contract with Millenium Group related to the construction of CNG stations for Millenium, and that contract was completed in 2005, and does not require any significant products or services after the completion of the station. For the nine months ended September 30, 2006, we derived $3.2 million, or 33% of our revenue, from sales to one customer, China Xinxin Energy Company, for the construction of CNG stations. Our contracts are generally for one-year terms, and there is no assurance that the contracts will be renewed at the end of the term.

We commenced operations on October 29, 2004, did not have any business activity until the first quarter of 2005, and during the first quarter of 2005 we were in a start-up phase. As a result, there is no meaningful comparison between the period October 29, 2004 to December 31, 2004 and the year ended December 31, 2005. Also, since the first quarter of 2005 does not reflect fully developed operations, the comparisons between the three and nine months ended September 30, 2006 and 2005 reflect our ability to scale up our operations and not any indication of a quarter to quarter growth rate.

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

Our nonstandard equipment and pressure container business reflects our original business. It is a traditional chemical equipment manufacture business with a low profit margin.

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

At September 30, 2006, we held an 80% interest in our subsidiary, Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), with the other 20% being owned by Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”). We had previously owned a 55% interest in Yuhan. We subcontract construction work for CNG stations to Kangtai on terms that are commercially reasonable. We paid Kangtai $432,499 for these services during the nine months ended September 30, 2006. In August 2006, we entered into an agreement to acquire for $1,500,000 the remaining 45% interest from Kangtai and an individual to whom Kangtai transferred an interest in Yuhan. We paid $375,000 and acquired an additional 25% interest, raising our interest in Yuhan to 80%, in August 2006.

Yuhan was set up by Sinogas and Kangtai on May 25, 2005. In connection with Yuhan’s organization, Kangtai transferred equipment to Yuhan as part of its investment in Yuhan. Kangtai transferred certain contracts to Yuhan, and Yuhan assumed the manufacturing obligations under these contract and purchased the related inventories from Kangtai at fair market value. Kangtai purchased the manufactured products from Yuhan at fair market value and sold the products to the end users. The sales of these products to Kangtai amounted to $1,519,049 for the nine months ended September 30, 2006. Because a portion of these transactions relate to sales to third parties through Kangtai, we treat that portion as a third-party receivable.

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

Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the three and nine months ended September 30, 2006 and 2005.

The government of the PRC imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

Results of Operations

Nine months ended September 30, 2006 and 2005

Net Revenue. Net revenue for the nine months ended September 30, 2006, was approximately $9.8 million, a 263% increase over net revenue of approximately $2.7 million for the comparable period of 2005. The Company was incorporated on October 29, 2004, and revenue in the first half of 2005, particularly in the first quarter, was low since the Company was in the start-up phase. The revenue in the first nine months of 2006 includes $3.9 million, representing 40 % of net revenue for the period, relating to two contracts pursuant to which we are constructing and equipping CNG stations.

 Cost of Revenues. The Company’s cost of revenue for the nine months ended September 30, 2006 was approximately $4.5 million, compared with approximately $1.5 million for the comparable period of 2005. The gross margin for the nine months ended September 30, 2006 was 53.6%, an increase from 45.7% for the comparable period of 2005. Since the first have of 2005, particularly the first quarter, does not reflect fully developed operations, the comparisons between the first nine months of 2005 and 2006 reflects our ability to scale up our operations and not any indication of a quarter to quarter change in gross margin.

Operating Expenses. Operating expenses were $1.4 million for the nine months ended September 30, 2006, compared to $452,000 for same period of 2005.The increase was primarily due to the Company’s efforts to market development for its products and services as well as additional expenses resulting from the Company’s status as a public corporation following the reverse acquisition in June 2006.

Income from Operations. Operating profit was approximately $3.8 million for the first nine months of 2006 compared with approximately $776,000 in the comparable period of 2005. The increase was primarily the result of factors described above.

Income Taxes. As Siongas has received an exemption from corporate income tax for, we reversed the income tax accrual at June 30, 2006 in accordance with USGAAP.

Three months ended September 30, 2006 and 2005

Net Revenue. Net revenue for the three months ended September 30 2006, was approximately $3.9 million, comparing with $640,000 for the comparable period of 2005. In the three months ended September 30, 2005, the company was in its organizational period, so revenue was lower. The revenue in the three months ended September 30, 2006 includes $1.8 million, representing 46 % of net revenue for the period, relating to a contract pursuant to which we are constructing and equipping 22 CNG stations.

 Cost of Revenues. The Company’s cost of revenue for the three months ended September 30, 2006 was approximately $1.2 million, compared with approximately $428,000 for the comparable period of 2005. The gross margin for the three months ended September 30, 2006 was 68%, a increase from 33% for the comparable period of 2005. With the maturity of management and manufacturing process, the manufacturing cost decreased, a lot of outsourcing work in year 2005 has been done by the Company, all of which increased the GP margin.

Operating Expenses. Operating expenses were $520,000 for the three months ended September 30, 2006, compared to $235,000 for same period of 2005.The increase was primarily due to the Company’s efforts to market development for its products and services as well as additional expenses resulting from the Company’s status as a public corporation following the reverse acquisition in June 2006.

Income from Operations. Operating profit was approximately $2.1 million for the three months of 2006 compared with a loss of approximately $23,000 in the comparable period of 2005. The increase was primarily the result of factors described above.

Income Taxes. As Siongas has received an exemption from corporate income tax for, we reversed the income tax accrual at June 30, 2006 in accordance with USGAAP.

Liquidity and Capital Resources

At September 30, 2006, we had cash of approximately $1.6 million, an increase of approximately $1.3 million from December 31, 2005. At September 30, 2006, we had working capital of approximately $12.2 million and stockholders’ equity of approximately $15.6 million, compared with working capital of approximately $4.4 million and stockholders’ equity of approximately $7.5 million at December 31, 2005.

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

At September 30, 2006, we owed the balance of $1,125,000 to acquire the remaining 20% minority interest in Yuhan, of which $500,000 was due in September 2006 and $625,000 is due in September 2007. The September 2006 payment was deferred pending PRC government approval of the transfer.,

In June 2006, we completed the private placement of securities pursuant to which we raised net proceeds of approximately $3.1 million. We expect that these funds, together with anticipated cash flow from our operations, should enable us to continue our current operations without additional financing for the next year. We intend to construct and operate CNG stations through Wuhan Sinoenergy. The construction of CNG stations during 2006 will require additional funding. Although we anticipate that we will be able to obtain bank financing from a Chinese bank for approximately 50% of the cost, we do not have any agreement with respect to this funding. If we are unable to raise the necessary funding we may not be able to develop our CNG station business.

Our capital commitments:

A purchase agreement signed between Sinoenergy Holding (on behalf of its subsidiaries as Wuhan Sinoenergy and Sinogas) and Fornovo Gas S.r. l of Italy. Pursuant to the agreement, Sinoenergy Holding would purchase 36 compressor units GASVECTOR plus 60 high capacity dispensers for $9.6 million. A purchase agreement signed between Sinogas and China Yuanhang Gas Company (Yuanhang Gas), pursuant to the agreement, Sinogas consigned Yuanhang Gas as import agent to purchase steel tube for CNG gas stations equipment manufacturing from Italy in the sum of $6.3 million. The purchase price of this products is in Euros and the purchase price in dollars is subject to fluctuations in the exchange rate between Euros and United States dollars.

At September 30, 2006, the company has paid totally $1,464,210 as deposit for long-term credit letters for the above mentioned two purchase agreements.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

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

SINOENERGY CORPORATION. (Registrant)

Dated: November 14, 2006	/s/ Bo Huang
Bo Huang, Chief Executive Officer

Dated: November 14, 2006	/s/ Qiong (Laby) Wu
Qiong (Laby) Wu, Chief Financial Officer