Form 10KSB
period 2006-12-31
Sinoenergy CORP
filed 2007-04-10
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
December 31, 2006

Commission File Number 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

234-5149 Country Hills Blvd. NW; Suite 429, Calgary, Alberta, Canada T3A 5K8
(Address of principal executive offices)

Issuer’s telephone number: (832) 274-3766

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $17,765,000 based on the average closing bid and asked prices on March28, 2007.

State issuer’s revenue for its most recent fiscal year. $12,393,000

As of March 26, 2007, there were 21,376,015 shares of the common stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including the demand for CNG, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Our Business

We design, manufacture and market a range of pressurized containers for compressed natural gas, known as CNG. Compressed natural gas is gas, principally methane, in its gaseous state that has been compressed. Natural gas is compressed during transportation and storage and, thus, requires pressurized containers. Our license permits us to operate CNG stations, CNG equipments and services, as well as non-standard chemical and refinery equipment.

Our CNG vehicle and gas station equipment business, which is operated by Qingdao Sinogas General Machinery Company Limited (“Sinogas”), our wholly-owned subsidiary, consists of two divisions, the manufacture of CNG vehicle and gas station equipment, and the design of construction plans for CNG gas stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the gas station.

In addition to our CNG related products, we manufacture a wide variety of pressure containers for use in different industries, which is operated by Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), our majority-owned subsidiary, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries. In addition, we can design and manufacture various types of non-standard equipment.

The government of People’s Republic of China (“PRC”) is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that this need will create a market for CNG powered vehicles, and we are developing CNG wholesale and retail business to meet this perceived need. In August and December 2006, we established subsidiaries to operate the CNG retail business in Wuhan City and Pingdingshan City. At December 31, 2006, these two subsidiaries were in the process of constructing the CNG stations.

Organization

We are a Nevada corporation organized in 1999 under the name Franklyn Resources III, Inc. On September 28, 2006, our corporate name was changed to Sinoenergy Corporation. On June 2, 2006, we acquired the stock of Sinoenergy Holding Limited, a British Virgin Island corporation (“Sinoenergy Holding”). Sinoenergy Holding is the sole stockholder of Sinogas. Prior to September 2004, Sinogas’ business was conducted as a state-owned equipment manufacturer under the name Qingdao General Machinery Plant. In July 2004, Sinogas was privatized, and its equity was owned by three Chinese companies. In November 2005, Sinoenergy Holding, which was then owned by Wentao Yang, acquired, subject to government approval, the equity in Sinogas. On November 29, 2005, the local government agency approved the purchase by Sinoenergy Holding of all the shares of Sinogas, and Sinogas became wholly foreign owned enterprise, which is referred to as a WFOE. Sinogas’ organization is similar to that of a limited liability company under United States law. Sinogas’ term of existence is for a period of 15 years, ending on October 29, 2019.

The transaction by which we acquired Sinoenergy Holding is characterized as a reverse acquisition, and the transaction is referred to in this Form 10-KSB as the “reverse acquisition.” The accounting rules for reverse acquisitions require that beginning June 2, 2006, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of Sinoenergy Holding and its wholly-owned subsidiary, Sinogas, and our equity accounts were recapitalized to reflect the net equity of Sinoenergy. The financial condition and results of operations for periods prior to June 2, 2006 reflect the financial condition and operating results of Sinogas.

In connection with the acquisition of Sinoenergy Holding, we entered into:

•
A securities purchase agreement, as amended on July 6, 2006 (the “Purchase Agreement”) with Barron Partners LP, JCAR Funds Ltd., Ray Rivers, Steve Mazur and IRA f/b/o John P. O’Shea pursuant to which the investors purchased 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The $1.75 warrants expired unexercised on December 31, 2006. The conversion price of the notes and the exercise price of the warrants is subject to adjustment as described under “Selling Stockholders - June 2006 Private Placement.”

•
A stock redemption agreement with our then principal stockholders, who were the principal stockholders of Franklyn before the reverse acquisition. We purchased a total of 3,305,000 shares of common stock for a purchase price of $213,525, which was paid from the proceeds of the notes, stock and warrants.

•
On September 28, 2006, our articles of incorporation were amended and we filed a certificate of designation setting forth the rights, preferences and privileges of the holders of the series A preferred stock. As a result of the filing of the restated articles of incorporation and the certificate of designation, our authorized capital stock was increased to 110,000,000 shares, of which 10,000,000 are shares of preferred stock and 100,000,000 are shares of common stock, and the convertible notes in the principal amount of $3,700,000 were automatically converted into 5,692,307 shares of series A preferred stock.

References to “we,” “us,” “our” and similar words refer to Sinoenergy Corporation and its subsidiaries unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Sinogas. References to Franklyn relate to Franklyn Resources III, Inc. prior to the reverse acquisition.

Risk Factors

Risks Associated with Companies Conducting Business in the PRC

Because the scope of our business license is limited, we may need government approval to expand our business.

We are a wholly foreign-owned enterprise, commonly known as a WFOE. The scope of business is narrowly defined for all businesses in China, and a WFOE can only conduct business within its approved business scope, which appears on the business license. Our license permits us to manufacture pressure containers for petroleum refinery equipment, compressed natural gas storage and transportation equipment, to design and install compressed natural gas station equipment, and to operate CNG stations, CNG equipment and services as well as non-standard chemical and refinery equipment. Any amendment to the scope of our business requires further application and government approval. Inevitably, there is a negotiation with the authorities to approve as broad a business scope as is permitted, and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business both by increasing our product range, operating CNG stations and making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	to the extent that we use the Internet for marketing and providing information on our products and services, requiring that we discontinue any portion or all of our Internet related business.

We may be subject to penalties under the tax laws of the PRC.

Under the commercial practice of the PRC, we paid value added taxes (“VAT”) and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty which can range from zero to five times of tax which is determined to have been improperly deferred. Although we believe that we are paying VAT and business taxes in accordance with the common practice in PRC, we cannot assure you that the PRC tax authorities would not reach a different conclusion and determine that common practice is not in accordance with the tax laws of the PRC.. If a penalty is ultimately assessed against us, the penalty could represent a material amount. The maximum penalty, based on five times the estimated amount of the taxes, would be in excess of $3.3 million.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our CNG station and other business activities.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future expansion, especially as we are seeking both to expand manufacturing operations and to develop our CNG station business. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. In connection with our proposed operation of CNS stations, the price at which we both purchase and sell CNG is subject to government price controls. It is possible that other products we sell or services that we provide may also become subject to price control. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

Because our officers and some of our directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our directors and all of our executive officers reside in the PRC and substantially all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. Since our products are used for the transportation and storage of CNG and chemicals, any damage caused by the failure or alleged failure of our products could result in substantial damages, and if the nature or amount of any uninsured loss is significant, we may be unable to continue in business

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If the United States imposes trade sanctions on the PRC due to its currency, export or other policies, our ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. Further, we cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United Stated dollar.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. Conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions. Because a significant component for many of our products, the steel vessels, is manufactured in Italy, our inability to pay our foreign manufacturer may impair our ability to manufacture our products.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. To the extent our future revenue are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Since our CNG station business is dependent upon the development of a market for cars and truck that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations.

If we are not able to protect our intellectual property rights, our business may be impaired.

Our intellectual property relates to our know-how in developing our products. The protection of intellectual property rights in the PRC is weak, and we cannot give any assurance that we will be able to protect our intellectual property rights. To the extent that our business is dependent upon intellectual property, our ability to generate revenue from these products, would be severely impaired if we are not able to protect our rights in these products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, such as bird flu, could adversely affect our business.

A renewed outbreak of SARS or another widespread public health problem, including bird flu, in China, where all of our revenues are derived, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the economy of the PRC.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

Risks Associated with our Business

Because we are dependent upon a small number of suppliers or customers, the loss of a major supplier or customer could impair our ability to operate profitably.

In general, we do not have long-term contracts with our customers, and major contracts with a small number of customers’ accounts for a significant percentage of our revenue. Our contracts relate to specific projects. As a result, a customer can account for significant revenue in one year and little if any in the next. Our largest customers for the year ended December 31, 2006 were Sino-petrol Xinxing Company, which accounted for revenue of approximately $2.8 million, or 23% of our revenue for the year, and Shanghai CNPC Enterprises Group Company, which accounted for revenue of approximately $1.3 million, or 11% of revenue for the year. Our largest customer for the year ended December 31, 2005 was Milennium Group Limited (Hong Kong) which accounted for revenue of approximately $3.8 million, or 46% of our revenue for the year, but was not a significant customer in 2006. None of these customers is a significant customer in the first quarter of 2007.

Because we are entering into a new business with our proposed operation of CNG stations, we will require significant additional funds.

We intend to develop the business of owning and operating CNG stations, which is a new business for us. Prior to late 2006, our business has been limited to the manufacture of equipment, including equipment used for CNG stations, and performing related installation services. The operation of the CNG gas station business is subject to significant additional risks which are not related to our equipment manufacturing business. In addition to the normal risks associated with our business, there are additional risks that relate to the CNG station business. These risks include, but are not limited to:

We lack experience in operating CNG stations. Although we have manufactured and installed equipment for use by CNG stations, we have never operated stations, and we cannot assure you that we will be successful in operating CNG stations.

We require significant additional funds to enable us to develop and expand the CNG station business. The construction of CNG stations is very capital intensive, and we will require significant additional funds for this purpose. We have no agreements to obtain funding, and our agreement with the purchasers of our securities in our June private placement give them a right of first refusal on future financings. In addition, if we raise funds at a price which is less than the conversion price of the series A preferred stock or the exercise price of the warrants, the conversion or exercise price would be reduced.

On June 6, 2006, we entered into an agreement with Wuhan Cleaning Energy and Wuhan Yixiang to establish Wuhan Sinoenergy Gas Company (“Wuhan Sinoenergy”) to operate CNG stations. Pursuant to this agreement we have paid approximately $3,375,000 for a 90% interest in Wuhan Sinoenergy. Pursuant to an agreement relating to the formation of Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”), a joint venture formed to operate CNG stations in the Pingdingshan area, we will invest approximately $1,921,000 for a 90% interest in the venture. We require additional financing to equip and construct these CNG stations, and we cannot assure you that we will be able to obtain any financing which we may require, either for our CNS station business or our equipment manufacture and supply business.

The CNG station business is highly regulated. The storage, transportation and distribution of CNG is subject to PRC regulations, including the price at which we both buy and sell CNG. The price controls over the purchase and sale of CNS limits our potential profit from the sale of CNG. In addition, before we construct a CNG station in many regions, we need to obtain government approvals. Other regulations may result in increased costs in order to comply with these regulations.

Because of the nature of CNG, we could be exposed to liability from gas leaks or explosions. Any leaks or explosions from our CNG stations could cause severe property damage as well as loss of life, which may not be covered by insurance. Any such loss could result in a termination of our business and could subject us to regulatory actions.

The market for CNG stations is dependent upon the increased use of CNG powered vehicles. CNG-powered vehicles represent only a small fraction of motor vehicles in the PRC, and most vehicles are powered by gasoline or diesel fuel. For us to be successful in the CNG gas station business, a market for CNG must be developed in the area which we propose to enter. Car and truck owners must either buy a CNG powered vehicle or pay to have a gasoline or diesel powered vehicle converted for CNG use. Any economic downturn could materially decrease the market for CNG vehicles. Further, in order for a market to develop for CNG vehicles, there must be a network of CNG stations on major highways throughout the PRC. The failure of such a network to develop could hinder the development of a market for CNG vehicles which would in turn limit the market for our CNG stations.

We may face liability claims from users of our products.

As the manufacturer of equipment that is used to store and transport CNG and other products, including petroleum, chemicals and food products, we may be subject both to liability in the event that any property damages or loss of life results from our products. Any liability which results could hurt our reputation and result in the payment of damages which may not be covered by insurance.

As a result of the reverse acquisition, our expenses will increase significantly.

As a result of the reverse acquisition and our status as a public company resulting from the reverse acquisition, our ongoing expenses have increased significantly, including expenses in compensation to our officers, ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company, expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the reverse acquisition. Our failure to generate sufficient revenue and gross profit could result in reduced profits of losses as a result of the additional expenses.

Because we are dependent on our management, the loss of our key executive officers and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng, who are also directors. We do not have employment contracts with either Mr. Huang or Mr. Deng. The loss either Mr. Huang, Mr. Deng or any of our other key employees could have a material adverse effect upon our ability to operate profitably.

We may not be able to continue to grow through acquisitions.

In addition to our planned growth through the development of our CNG station business, an important part of our growth strategy is to expand our business and to acquire other businesses in related industries. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If our stock price is less than the exercise price of the outstanding warrants, it is not likely that that warrants will be exercised at their present exercise price. To the extent that we require cash, we may have to borrow the funds or sell equity securities. We anticipate that if we acquire other Chinese businesses, the seller would expect to receive all or substantially all of the sales price in cash, and we expect that we would have to raise funds in order to consummate any such acquisition. Any issuance of equity as a portion of the purchase price or any sale of equity, to the extent that we are able to sell equity, to raise funds to enable us to pay the purchase price would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this report, we do not have any agreement as to any acquisition. Further, any acquisition may be subject to government regulations and approval in the PRC.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

As a manufacturer of specialized equipment, we do not manufacture for inventory, but pursuant to a specific contract, and our contract flow is not predictable. To the extent that we do not generate new business upon completion of existing contracts, our revenue will decline. To the extent that we expand our facilities to meet present or anticipated increases in sales or develop or CNG station business, our failure to generate business could have the effect of significantly reducing the profitability of our business. Because of these factors, our revenue and operating results have fluctuated from quarter to quarter. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control. Due to the risks discussed in this report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Certain of our stockholders control a significant amount of our common stock.

Approximately 59.9% of our outstanding common stock is owned by Skywide Capital Management Limited, which is owned by our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng. Skywide presently has the voting power to elect all of the directors and approve any transaction requiring stockholder approval.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements are not presently applicable to us. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of the lack of a sustained public market for our common stock, the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issued common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the investors in our June 2006 private placement.

We may be required to pay liquidated damages if our board does not consist of a majority of independent directors.

The purchase agreement relating to the June 2006 private placement requires us to appoint and maintain such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Our failure to maintain these requirements would results in our payment of liquidated damages that payable in cash or by the issuance of additional shares of series A preferred stock, at the option of the investors.

If we do not maintain the registration of the shares of common stock issued in the June 2006 private placement, we will be required to issue additional shares of series A preferred stock as liquidated damages.

The registration rights agreement which we executed in connection with the sale of the series A preferred stock requires us to issue additional shares of series A preferred stock if we fail to keep the registration statement current and effective thereafter. The liquidated damages are a maximum of 1,770 shares of series A preferred stock per day, with a maximum of 950,000 shares of series A preferred stock.

Risks Associated with Investing in our Common Stock

There is a limited trading market for our common stock.

Although our common stock is registered pursuant to the Securities Exchange Act of 1934, there has been no sustained market for our common stock and we cannot give any assurance that there will continue to be a market for our common stock. Further, our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	matters affecting the economy of the PRC and the relationship between the United States and the PRC;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in the PRC;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

•
concern by potential investors that the large number of shares of common stock which may be sold pursuant to a prospectus covering shares issuable upon conversion or exercise of securities issued in our June 2006 private placement may have a downward effect upon the market price of the stock.

•	the effect of sales pursuant to this prospectus on the trading volume of our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Although our articles of incorporation do not provide for the issuance of preferred stock, our agreement with the investors in the June 2006 private placement requires us to amend and restate our articles of incorporation to provide for the issuance of preferred stock. As a result, the board of directors will have the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock other than issuances required pursuant to liquidated damages provisions arising for the agreements we signed in connection with the June 2006 private placement, we may issue such shares in the future.

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 2,000,000 shares of common stock pursuant to our 2006 long-term incentive plan. The exercise of any options we may grant under this plan and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. If we issue all of the shares of common stock issuable pursuant to the plan, these shares will represent approximately 8.5% of the outstanding common stock, based on the presently outstanding shares of common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because we have significant related party transactions, institutional and other investors may be reluctant to purchase our stock which could affect both the price and the market for our stock.

In the PRC, there is no private ownership of real estate. Rather, the government grants real property rights which are transferable. During 2005, we purchased real property rights from a related party for approximately $12.3 million of which $9.1 million was paid as of December 31, 2006. We also license technology from Beijing Sanhuan, for which we owe Beijing Sanhuan $452,000 at December 31, 2006, and we use Beijing Sanhuan’s services for our subsidiaries. In addition, we have significant aged rental receivables from a related party. As a result, investors may be reluctant to invest in our common stock, which would affect both the stock price and the trading volume in our stock.

Because of our cash requirements and restrictions in our preferred stock purchase agreement we may be unable to pay dividends.

We expect to retain any earnings to finance the growth of our business, particularly, our proposed CNG station business, which is very capital intensive. Further, we are prohibited from paying dividends on our common stock while the series A preferred stock is outstanding

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The registration and potential sale by the selling stockholders of a significant number of shares could encourage short sales by third parties.

We have registered for sale all of the shares of common stock issuable upon the series A preferred stock and the warrants issued in the June 2006 private placement. The potential sale of those shares may result in significant downward pressure on our stock price, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

Our Business

We design, manufacture and market a range of pressurized containers for compressed natural gas, known as CNG. Compressed natural gas is natural gas, principally methane, in its gaseous state that has been compressed. Natural gas is compressed during transportation and storage and, thus, requires pressurized containers. Our license permits us to operate CNG stations, CNS equipments and services, as well as non-standard chemical and refinery equipment.

Although our initial business involved the manufacture of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that this need will create a market for CNG powered vehicles. We use our capabilities in this industry to manufacture equipment for use in CNG gas stations and gas transportation vehicles.

Our CNG vehicle and gas station equipment business consists of two divisions.

The manufacture of CNG vehicle and gas station equipment, including following products:

•
CNG trailer, which is a truck which includes a steel vessel storage system to transport CNG among CNG stations. This system consists of several steel pressure containers on a steel frame which have an input/output for the delivery of CNG.

•
CNG deposited system for gas station usage, which is a similar storage system that is installed at the CNG station, which consists of electronic parts that are installed on gasoline powered vehicles to transform gasoline burning engines into CNG burning engines.

•	Conversion kits for various types of vehicle to enable them to use CNG rather than gasoline

•	CNG compressor skid, which is a natural gas compression system used to compress and store as CNG under pressure.

•	CNG dispenser which is a CNG release system used to transform CNG into natural gas at a specified pressure level in a manner to enable the station to measure the amount of CNG used.

Our CNG gas station system business includes the design of construction plans for CNG gas stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the gas station.

In addition to our CNG related products, we continue to manufacture a wide variety of pressure containers for use in different industries, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries. In addition, we can design and manufacture other types of non-standard equipment.

The Chinese Natural Gas Industry

China’s rapidly expanding economy is stretching the limits of its energy resources. The United States Energy Information Administration has reported that at present, only 3% of China’s total energy usage is natural gas, while the world’s average consumption of natural gas is 24% of total energy usage, and over the next 5 years, China’s use of natural gas is generally expected to double. China’s domestic reserve of natural gas was estimated by the Energy Information Administration to be 53.3 trillion cubic feet at the beginning of 2005. In addition, another huge natural gas field was discovered in Puguang of Sichuan Province with the estimated reserve of 356 billion cubic meters.

In order to meet the growth in natural gas demand, the PRC government has encouraged private companies to invest in and build the natural gas infrastructure. On December 27, 2002, the Ministry of Construction issued a notice encouraging private investment in the sector and provided a legal framework for private urban natural gas distribution.

We believe that the most important factor in understanding the Chinese natural gas industry is the country’s rapid economic growth. The Chinese economic growth was 9.5% and 9.9% in 2004 and 2005 respectively.  According to estimate from the Word Bank, the Chinese economic growth reached 10.7% in 2006.  The strong demand in the auto sector has been, and is expected to continue to be, reflective of the desire of residents to improve their living standards as a result of an improvement in their income levels, which will, in turn, stimulate and drive the vehicle gas consumption.

Our Proposed CNG Station Business

Our business plan contemplates the establishment of a network of CNG stations at various locations in the PRC. We are developing our first CNG station project in Wuhan City, Hubei province in the PRC. We chose that location because of its proximity to a natural gas pipeline. At this project we intend to build and operate two supply stations and twenty CNG stations at which we will sell CNG at retail. We believe that, in the industry, one supply station usually supplies ten CNG stations.

On June 6, 2006, we entered into an agreement with Wuhan Cleaning Energy and Wuhan Yixiang to establish Wuhan Sinoenergy to operate CNG stations. The agreement provides that we will contribute $3,375,000 for a 90% interest in Wuhan Sinoenergy (through Beijing Sanhuan as its trustee) and Wuhan Clean Energy and Wuhan Yixianng will each contribute $190,000 for a 5% interest. Within this contribution, $1,500,000 is to be made through our trust agreement with Beijing Sanhuan.

In August 2006, the Wuhan Administration Bureau for Industry and Commerce issued a business license to Wuhan Sinoenergy with a term from August 2, 2006 to August 2, 2026. The license covered the manufacture and sales of automotive conversion kits and construction and operation of CNG stations. In February 2007, the Wuhan government granted Wuhan Sinoenergy approval to build four CNG sub-stations in 2007.

In October 2006, we received approval from the Pingdingshan municipal government to operate the CNG filling business in the Pingdingshan area. In November 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee) Pingdingshan Jinlongma Vehicle Company (“Jinglongma”), signed a cooperation agreement to establish Pingdingshan Sinoenergy to operate these CNG stations. Pursuant to the agreement, we will pay approximately $1,921,000 for a 90% interest and Jinglongma will pay $192,000 for a 10% interest. In December 2006, the Pingdingshan government issued a business license to Pingdingshan Sinoenergy.

On January 26, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to the an investment in the construction and operation of CNG stations with Xuancheng municipal government in Anhui Province. Pursuant to the agreement, New Energy and the Company will form a natural gas company with registered capital of $5 million in Xuancheng to construct and operate in Xuancheng City a super-large CNG mother-station that has 100-300 million cubic meters in the Xuancheng region. The Xuancheng government has agreed to provide the joint venture a construction site of 60 square meters.

On February 1, 2007, we and New Energy signed a cooperation agreement relating to the an investment in the construction of CNG stations with the Huangmei County government. Pursuant to the agreement, we will form a natural gas company with registered capital of $5 million in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The Huangmei government has agreed to provide the joint venture a construction site of 60 square meters.

As of March 30, 2007, neither of these companies has received the necessary business license and no investment has been made either business. The agreements provide for each of the Company and New Energy to invest a total of $5 million in the two joint ventures.

In March 2007, we entered into an agreement to purchase a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for a purchase price of approximately $390,000, which will be paid at the time the transfer of the shares has been instituted. The procedure for the transfer of the shares is in process, and we anticipate that the shares will be delivered to us by mid-April, 2007. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.

Marketing and Sales

We rely primarily on “in-house” salesmen, who directly contact and build relationship with end user customers, and we sell to the end users. We market our products through business connections, trade shows and conferences.

When we develop of CNG station retail business, we intend to market our services to taxi and bus companies, who are the largest segment of end-users of our CNG product. We will seek to market not only the CNG from our stations, but the conversion of their gasoline engines to CNG engines.

Principal Customers

Since our products are, in general, specially designed to meet the requirements of a specific customer and we do not sell products from inventory, our revenue is dependent upon our developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another. Further, because those products have a relatively long useful life, and are not consumables, once we deliver the product to the customer, there is little ongoing business from one period to the next. Our major customers vary from period to period. We do not have long-term contracts with any of our customers. Our largest customers for the year ended December 31, 2006 were Sino-petrol Xinxing Company, which accounted for revenue of approximately $2.8 million, or 23% of our revenue for the year, and Shanghai CNPC Enterprises Group Company, which accounted for revenue of approximately $1.3 million, or 11% of revenue for the year. The contracts with these two companies were completed by December 31, 2006. Our largest customer for the year ended December 31, 2005 was Milennium Group Limited (Hong Kong) which accounted for revenue of approximately $3.8 million, or 46% of our revenue for the year, but was not a significant customer in 2006. None of these customers is a significant customer in the first quarter of 2007.

Our principal customers for our manufacturing business are China National Petroleum Corporation, China Petroleum and Chemical Corporation and their affiliates to whom we sell CNG station equipment and pressure containers.

If we are successful in establishing retail filling stations, we will target taxi and bus companies in the areas where our CNG stations are located.

Source of Supply

The principal components of our products are compressors, steel vessels and raw steel, as well as electronic parts for the conversion kits used to convert a gasoline engine to a CNG engine. We can obtain most of these products from a number of suppliers in the PRC. We are not dependent upon any supplier for these products.

Our steel vessels, which were manufactured in Italy by Dalmine Spa, an Italian corporation, through Dalmine’s distributors in the PRC. Because of the nature of these products, Dalmine requires six months advance notice for delivery. We have not experienced any difficulty in obtaining raw materials for our products. We do not have any long-term contracts with any of our suppliers, and we purchase raw materials and components pursuant to purchase orders.

Intellectual Property

Although we hold certain patent rights relating to the manufacture of pressure containers, our CNG station construction service business is more dependent upon our know-how than on any patent rights that we have.

We have an agreement with Beijing Sanhuan pursuant to which Beijing Sanhuan granted us the right to use Beijing Sanhuan’s technology and software relating to the integration, installation and maintenance of CNG station systems. Under this agreement, we will pay Beijing Sanhuan for the technology and software at the rate of $12,800 for each CNG substation and $23,051 for each CNG mother station. Furthermore, Beijing Sanhuan will charge the Company $64 per hour for engineers provided by Beijing Sanhuan.

Research and Development

We do not engage in research and development. We have worked from time to time with our customers to design a product, typically a pressure container for the customer’s product. However, those services are included in the service for the customer’s product.

Competition

The two largest state owned energy companies, CNPC (China National Petroleum Corporation) Group, and SINOPEC (China Petroleum and Chemical Corporation), engaged in the upstream supply of energy and are major companies in exploration and transportation of oil and gas. They build much of the PRC’s high pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to the end user. Although these major companies supply natural gas rather than sell the natural gas to end users, they have the capability of establishing a their own natural gas distribution networks. When we operate CNG stations, we will have to compete based on our locations and service, since both the price we pay and the amount we charge are subject to price control.

We are aware of two companies which may be considered to be direct competitors in the business of CNG station filling business: Xinao Gas Field Ltd and China Natural Gas. Xinao Gas Field Ltd. is a publicly owned company traded on the Hong Kong Stock Exchange, distributes natural gas via pipeline, doing business in 13 provinces and municipalities that have a combined population of 31 million. China Natural Gas is a publicly owned company traded on OTC Bulletin Board, distributes natural gas to commercial, industrial and residential customers of Xian City, and distributes CNG as a vehicular fuel to retail end users of Xian City. Neither of the two companies is approved to supply natural gas to any area in which our CNG retail business covered.

We are also aware of two privately owned companies which may be considered as competitors of us in the business of CNG deposit and transportation equipment manufacturing: Shijiazhuang Enric Gas Equipment, Handan Xinxing Petrochemical Equipment.
Three Italian companies are the competitors of us in the business of gas vehicle kits produce: Lovato Spa, LANDI Spa, and OMVL Spa. Because those companies are not Chinese companies, we believe that our familiarity with the Chinese markets gives us a competitive advantage.

Employees

On March 31, 2007. we had about 370 employees, of which about 240 are in Yuhan,100 are in Sinogas and 30 employees work for our CNG filling stations business. Approximately 40 of our employees are in executive and administrative, 20 employees are in marketing and sales, 40 are technical engineers in pressure container and CNG deposit and transportation manufacturing, quality control as well as CNG station construction, the remaining 140 persons are manufacturing personnel.

ITEM 2. DESCRIPTION OF PROPERTY

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, has a term of 50 years and permits the holder to use the property. Certificates of land use right rights have been issued by the government authority covering parcels of approximately 265,000 square feet and 394,000 square feet where we maintain our offices and manufacturing facilities. Both parcels are located on Jinhua Road in the Si’fang District of Qingdao province in the PRC. The certificate of land use right for both parcels, which expires in 2055, is in the name of a related party and has not yet been transferred to us and no transfer will be effected until we obtain a change in zoning. We are in the process of applying for transfer of the land use right. The nature of the zoning does not affect our right to use the land. We expect that the land use right will be transferred to us in 2007.

The land use right is presently owned by Beijing Sanhuan, which is an affiliated company. We have an agreement with Beijing Sanhuan, pursuant to which Beijing Sanhuan is to transfer to our subsidiary, Sinogas, the land use right relating to the land on which Sinogas’s facilities are located. The total price for the land use right is approximately $12.3 million. As at December 31, 2006, we have paid $9.1 million of the $12.3 million purchase price for the land use right. The land use right is reflected on our balance sheet as an intangible asset owned by us. We amortize the land use right over the life of the land use right, and this amortization was $250,000 in 2006.

We own approximately 323,000 square feet plants and office buildings in Qingdao City, where we conduct our manufacturing operations.

We lease office space in Wuhan and Pingdingshan for our CNG retail business development activities, and we rent offices in Beijing for our headquarters. Our current annual rent for the three leased premises is approximately $36,000. The Beijing office lease expires in March 2008, the Wuhan lease expires in October 2007 and the Pingdingshan lease expires in December 2007.

We believe that our current space is adequate and that any additional space which we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to February 6, 2007, there was no market for our common stock. Since February 6, 2007, our common stock has been traded on the OTC Bulletin Board under the symbol SNEN. During the period from February 6, 2007 through March 26, 2007, the high bid price was $2.55 per share and the low bid price was $1.60 per share. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

On March 30, 2007, the closing bid price of our common stock was $2.03 per share.

On March 30, 2007, we had approximately 50 record holders of our common stock. As of the date of this annual report, none of these shares are eligible for sale pursuant to Rule 144.

We have not paid dividends since our inception. Our agreement with the investors in the June 2006 private placement and the certificate of designation for the series A preferred stock prohibit our payment of dividends while the shares of series A preferred stock are outstanding.

As of March 30, 2007, we had the following shares of common stock reserved for issuance:

•	5,125,072 shares issuable upon conversion of the series A preferred stock.

•	5,370,002 shares issuable upon exercise of the warrants issued in the June 2006 private placement.

•	2,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	--	--
Equity compensation plan not approved by security holders	120,000	0.65	1,880,000

The 2006 long-term incentive plan was approved by the board of directors and stockholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

Overview

We design, manufacture and market a range of pressurized containers for CNG. Although our initial business involved the manufacture of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions, the manufacture of CNG vehicle and gas station equipment, and the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the CNG station.

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

All of our products and services are performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period. For example, our largest customer for the year ended December 31, 2005, Millennium Group Limited (Hong Kong), which accounted for revenue of approximately $3.8 million, or 46% of our revenue for the year, and is not a significant customer in 2006. Our contract with Millenium Group related to the construction of CNG stations, and that contract was completed in 2005, and does not require any significant products or services after the completion of the station. In year 2006, we derived $2.8 million, or 23% of our revenue, from sales to one customer, Sino-petrol Xinxing Company, for the construction of CNG stations. Our contracts are generally for one-year terms, and there is no assurance that the contracts will be renewed at the end of the term.

We commenced operations on October 29, 2004, did not have any business activity until the first quarter of 2005, and, during the first quarter of 2005, we were in a start-up phase. As a result, since the first two quarters of 2005 do not reflect fully developed operations, the comparisons between year 2006 and 2005 reflect our ability to scale up our operations and not any indication of a year to year growth rate.

Commencing in 2006, we began to construct CNG stations and we intend to operate CNG stations. This aspect of our business is different from our present business whereby we will be operating CNG filling stations. The business of operating CNG stations will require a substantial capital investment, and we anticipate that we will seek debt funding for a portion of the costs. Further, the nature of the operation of the business and the risks associated with that business are significantly different from the manufacture of equipment or the construction of CNG stations. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to by price controls. The operation of CNG stations will be reported as a separate segment.

On January 26, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to the an investment in the construction and operation of CNG stations with Xuancheng municipal government in Anhui Province. Pursuant to the agreement, New Energy and the Company will form a natural gas company with registered capital of $5 million in Xuancheng to construct and operate in Xuancheng City a super-large CNG mother-station that has 100-300 million cubic meters in the Xuancheng region. The Xuancheng government has agreed to provide the joint venture a construction site of 60 square meters.

On February 1, 2007, we and New Energy signed a cooperation agreement relating to the an investment in the construction of CNG stations with the Huangmei County government. Pursuant to the agreement, we will form a natural gas company with registered capital of $5 million in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The Huangmei government has agreed to provide the joint venture a construction site of 60 square meters.

As of the date of this report, neither of these companies has received the necessary business license and no investment has been made either business. The agreements provide for each of us and New Energy to invest a total of $5 million in the two joint ventures.

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

Similarly, with the sale of CNG gas station equipment, in the first half year of 2005 (before we acquired a 55% interest in Yuhan) we subcontracted most of the manufacturing process for pressure container to third parties, so our gross margin was lower. The pressure container sales in year of 2006 were from the operations of Yuhan, which was a pressure container manufacturing company, so the gross margin increased significantly compared with the 2005.

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

We hold a 90% interest in Yuhan, with the other 10% being owned by Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”). We had previously owned a 55% interest in Yuhan. In August 2006, we entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due in installments.  As of March 31, 2007, we have paid a total of $503,000 and owed $997,000. The agreement, as amended, gives us the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 on payment of $640,000.

Yuhan was set up by Sinogas and Kangtai on May 25, 2005. In connection with Yuhan’s organization, Kangtai transferred equipment to Yuhan as part of its investment in Yuhan. Kangtai transferred certain contracts to Yuhan, and Yuhan assumed the manufacturing obligations under these contracts and purchased the related inventories from Kangtai at fair market value. Kangtai purchased the manufactured products from Yuhan at fair market value and sold the products to the end users. The sales of these products to Kangtai amounted to $1,592,886 for year 2006. Because a portion of these transactions relate to sales to third parties through Kangtai, we treat that portion as a third-party receivable.

Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. When we discuss the amount of our future obligations, we convert RMB to dollars at the current exchange rate. However, since the payment will be made in the future, the amount paid in United States dollars may be different from the amount set forth in this annual report as a result of fluctuations in the currency rate.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2006		2005
Net revenue	$12,393	100.0%	$8,236	100.0%
Cost of revenue	5,909	47.7%	3,821	46.4%
Gross profit	6,484	52.3%	4,415	53.6%
Operating expenses	2,289	18.5%	696	8.4%
Other income (loss), net	(1,865)	(15.0%)	(72)	(0.8%)
Income before income taxes	2,330	18.8%	3,647	44.3%
Income tax benefit (expense)	1,120	9.0%	(1,173)	(14.2%)
Minority interest	(3)	(0.0%)	(14)	(0.0%)
Net income	3,447	27.8%	2,460	29.9%

In 2006, we had three business segments, and in 2005, we had two business segments. The third segment in 2006 -- the construction of CNG stations to be operated by us and the operation of those CNG stations -- is in the development stage. They are:

(i) Non-standard pressure container business:

Non-standard equipment and pressure container business has been carried over from the predecessor since Sinogas was set up. It is a traditional chemical equipment manufacture business with low profit margin. It includes design and manufacture of various types of pressure containers:

•	in the petroleum and chemical industries.
•	in the metallurgy and electricity generation industries.
•	in the food and brewery industries
•	various types of non-standard containers

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Construction”)

CNG station construction business represents:

(1) CNG vehicle and gas station equipment manufacture and installation, which include the following products:

•	CNG trailer
•	CNG deposited system for gas station usage
•	Conversion kits for various types of vehicles
•	CNG compressor skid
•	CNG dispenser (retail measurement system)
These services were provided by us for other companies that operate CNG stations.

(2) CNG station construction service business

It includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. Due to rapid development and early stage of CNG station business in China, by utilizing its know how and specialty engineering team in this area and early entering into the market, the Company enjoys a very high profit margin in this segment.

(iii) CNG station operation

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.

The following tables set forth information relating to our business segments for 2006 and 2005 (dollars in thousands).

2006	Non-standard pressure containers	CNG station construction	CNG station operation	Total
Net revenue	$5,474	$6,919	-	$12,393
Cost of revenues	4,315	1,594	-	5,909
Gross profit	1,159	5,325	-	6,484
Gross margin	21%	77%		52%
Operating expenses:
Selling expenses	$197	$31	-	$228
General and administrative expenses	840	974	247	2,061
Total operating expense	1,037	1,005	247	2,289
Income (loss) from operations	$122	$4,320	($ 247)	$4,195

Total assets	3,107	23,100	1,626	27,833

2005	Non-standard pressure containers	CNG station construction	Total
Net revenue	$2,035	$6,201	$8,236
Cost of revenues	1,567	2,254	3,821
Gross profit	468	3,947	4,415
Gross margin	23%	64%	54%
Operating expenses:
Selling expenses	$57	$53	$110
General and administrative expenses	268	318	586
Total operating expense	325	371	696
Income from operations	$143	$3,576	$3,719

Total assets	4,516	11,259	15,755

Net Revenue. Net revenue for year ended December 31, 2006 was approximately $12.4 million, a 50% increase over net revenue of approximately $8.2 million for 2005. Since we were incorporated on October 29, 2004 and did not commence business activity until 2005, our revenue in the first half of 2005, particularly in the first quarter, was low since we were in the start-up phase. The revenue from the CNG construction business for 2006 includes $4.1 million, representing 33% of our total net revenue for the year and 59% of our CNG construction revenue, relating to two contracts pursuant to which we are providing technical consulting service on the constructing and equipping CNG stations. Revenue from our pressure container business increased $3.5 million, or 169%, from $2.0 million in 2005 to $5.5 million in 2006. The substantial increase in sales from this division results from the low level of sales during 2005, when the Company and this division were in their early stages and was only actively engaged in generating sales during the last seven months of 2005.

 Cost of Revenue. The cost of revenue for 2006 was approximately $5.9 million, compared with approximately $3.8 million for 2005. Our cost of revenue for the CNG station construction division decreased by $0.8 million, or 31%, from $2.5 million in 2005 to $1.6 million in 2006. Our cost of revenue for non-standard pressure containers division increased by $2.8 million from 1.6 million of 2006 to $4.3 million of 2006, reflecting both the increase in sales and the change in purchase of raw material, as discussed below.

Our gross margin for year 2006 was 52.3%, a modest decline from 53.6% for 2005, with the gross margin from the CNG station construction division increasing from 64% to 77% and the gross margin for our pressure container business decreasing from 23% to 21%. These changes reflect the following factors:

•
In 2005, we bought all the raw materials for the CNG vehicles and deposit equipment manufacturing. The major part of these purchases was steel bottles purchased from Italy, which represents a significant portion of the costs and has a long delivery period. In 2006, our customers provide these raw materials, and we provided for machining, installation and related service. Our gross margin on the services that we performed is higher than the gross margin on the equipment we purchased. These factors affected both our CNG construction and pressure container divisions.

•
The improved gross margin resulting from the customers’ purchase of raw material was offset by increases in the cost of raw materials which we did purchase, such as steel tubing as steel plate, which we were not able to pass on to our customers. The price of steel tube, the key material for CNG deposit and transportation containers, increased from an average of $8,500 per unit in 2005 to $13,000 per unit in 2006, and the price of steel plate, the raw material for non-standard pressure containers, also increased in a similar manner.

•
Our cost of revenue relating our CNG construction division includes a $452,000 know how license fee to Beijing Sanhuan, which is a related company, pursuant to which Beijing Sanhuan granted us to a license to use its technology and software relating to the construction and integration of CNG stations

Operating Expenses. Operating expenses were approximately $2.3 million for 2006, compared to approximately $700,000 for 2005, with operating expenses relating to both our CNG construction division and our non-standard pressure containers each increasing by $0.7 million. The increase was primarily due to our efforts to develop the market for our products and services, expenses resulting from our status as a public corporation following the reverse acquisition in June 2006. We also had increased rental expenses and other expenses as we expanded our operations. The largest increase in operating expense was general and administrative expenses, which includes our rent expense and the amortization of land use rights as well as additional expenses resulting from our status as a public company in the United States. The corporate overhead expenses were allocated between the two operating divisions based on their relative contribution to revenue. Since we have made payments with respect to our land use rights for Sinogas’ facilities, we are amortizing our cost, approximately $12.3 million, over the 50-year term of these rights. The amortization in 2006 was approximately $250,000. During a portion of 2006 we had a majority interest in three ventures, which are included in our consolidated results of operations.

Interest Expense. Interest expense increased from $41,000 in 2005 to $1.8 million in 2006. The substantial increase in interest expense results from the accounting treatment of the beneficial conversion feature of the convertible notes that were issued in the June 2006 private placement. The value of the beneficial conversion feature of the convertible notes was determined to be approximately $1.6 million, which was credited to paid-in capital and charged to earnings as interest expense. Since the notes were automatically converted into common stock in September 2006, the full amount of the interest charge was recognized in 2006. In addition, our increased interest charge reflected increased borrowings during 2006.

Income from Operations. Income from operations was approximately $4.2 million for 2006, compared with approximately $3.7 million in 2005 as a result of the factors described above.

Income Taxes. As Sinogas has received an exemption from corporate income tax for year 2006, we recorded a tax credit for the full amount of the taxes accrued by Sinogas.

 Liquidity and Capital Resources

At December 31, 2006, we had cash of approximately $587,799, an increase of approximately $256,000 from December 31, 2005. At December 31, 2006, we had working capital of approximately $300,000 and stockholders’ equity of approximately $16.0 million, compared with working capital of approximately $4.4 million and stockholders’ equity of approximately $7.5 million at December 31, 2005.

During 2005, we purchased from an affiliated company the certificate of property right for the property on which our offices and manufacturing facilities are located. Since the government of the PRC owns title to the land, it issues a certificate of land use which is a transferable right to use the land. The purchase price was $12.3 million of which $5.0 million was paid during 2005. The balance is due at such time as the use of the land is changed from industrial to commercial, at which time the certificate of property rights will be transferred to us. The nature of the zoning does not affect our right to use the land, but we believe that it has a higher value if it is zoned commercial. In 2006, we have paid another $4.1 million for the purchase of the land use right. In our agreement with the investors in the June 2006 private placement, we agreed that we would not pay the rest of approximately $3.2 million until the rights are transferred and we would not pay the balance until the property is sold except that we may apply up to 50% of net income to make such payments. This restriction terminates after the investors have sold all of the shares of common stock issued in the private placement, including the shares of common stock issuable upon conversion of the note or the series A preferred stock or exercise of the warrants.

In June 2006, we completed the private placement of securities pursuant to which we raised net proceeds of approximately $3.1 million. See “June 2006 Private Placement.” During the first quarter of 2007, through March 26, 2007, we received net proceeds of approximately $5.8 million from the exercise by the investors in the June 2006 private placement of warrants issued in that private placement. However, we cannot assure you that we will receive any additional proceeds from the exercise of warrants. We are using those funds, together with anticipated cash flow from our operations, to enable us to continue our current operations without additional financing for the next year, particularly the capital expenses relating to the construction of our CNG stations in Wuhan City and Pingdingshan City. As of March 30, 2007, we have funding commitments for Wuhan Sinoenergy and Pingdingshan Sinoenergy in the total amount of approximately $5.3 million, of which $4.4 million was paid by December 31, 2006. The construction of CNG stations during 2007 will require additional funding. Although we anticipate that we will be able to obtain bank financing from a Chinese bank for approximately 50% of the cost, we do not have any agreement with respect to this funding. If we are unable to raise the necessary funding we may not be able to develop our CNG station business.

In March 2007, we entered into an agreement to purchase a 60% interest in Lixun from its stockholders for a purchase price of approximately $390,000, which will be paid after the shares being transferred to us. Now the procedure for the transfer of the shares has been instituted and we anticipate that the shares will be delivered to us by mid-April. We expect to invest an additional $390,000 in this venture.

We hold a 90% interest in Yuhan, with the other 10% being owned by Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”). We had previously owned a 55% interest in Yuhan. In August 2006, we entered into an agreement to acquire the remaining 45% for $1.5 million with payment due in installments.  As of March 15, 2007, we have paid a total of $503,000 and owed $997,000. The agreement, as amended, gives us the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for $640,000.

We have two joint venture agreements with New Energy which provide that we and New Energy will each invest a total of $5 million in the ventures. As of the date of this report, neither of these ventures ahs received the necessary business license, and accordingly, neither party does not yet have any obligation to fund the venture.

In addition to our funding obligations described above, we have the following commitments for capital expenditures:

Pursuant to a purchase agreement with Fornovo Gas S.r. l of Italy, we agreed to purchase 36 gasvector compressor units plus 60 high capacity dispensers for $9.6 million for our CNG stations.

Pursuant to a purchase agreement with China Yuanhang Gas Company (Yuanhang Gas), we appointed Yuanhang Gas as our import agent to purchase steel tube for CNG gas stations equipment manufacturing from Italy for $6.3 million. The purchase price of this product is in Euros and the purchase price in dollars is subject to fluctuations in the exchange rate between Euros and United States dollars. At December 31, 2006, we have paid $2.7 million as deposit for long-term letters of credit for these two purchase agreements.

June 2006 Private Placement

On June 2, 2006, we entered into an exchange agreement pursuant to which we acquired all of the equity of Sinoenergy Holding, which owned all of the equity of Sinogas. Pursuant to the exchange agreement, we issued 14,215,385 shares of common stock to the owners of Sinoenergy Holdings.

In connection with the acquisition of Sinoenegy Holding, we entered into:

(a) A securities purchase agreement with Barron Partners LP, JCAR Funds Ltd., IRA f/b/o John P. O’Shea, Ray Rivers and Steve Mazur pursuant to which the investors purchased 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $0.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. On December 31, 2006, the $1.75 warrants expired unexercised. On September 28, 2006, the convertible notes were automatically converted into 5,692,307 shares of series A preferred stock upon the filing of our restated articles of incorporation and the certificate of designation for the series A preferred stock. Each share of series A preferred stock is convertible into one share of common stock.

(b) A stock redemption agreement with our principal stockholders, who were the principal stockholders of Franklyn prior to the reverse acquisition. We purchased a total of 3,305,000 shares of common stock for a purchase price of $213,525, which was paid from the proceeds from the issuance of the 6% convertible notes, stock and warrants.

Pursuant to the securities purchase agreement, the certificate of designation relating to the series A preferred stock and the warrants:

•
The conversion rate of the series A preferred stock, presently $0.65 per shares, and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by us of stock at a price which is less than the conversion price, which is initially $0.65.

•
In the event that our consolidated pre-tax income, as defined, for the year ended December 31, 2006 is less than $0.212 per share on a fully-diluted basis, then the conversion price or the series A preferred stock and the exercise price of the warrants shall be reduced by the percentage shortfall, up to a maximum of 40%. Fully-diluted pre-tax income is based on the number of shares of common stock which are outstanding or are otherwise issuable, regardless of whether such shares would be included in determining diluted earnings per share under generally accepted accounting principles.

•
In the event our consolidated pre-tax income for the year ended December 31, 2007 is less than $0.353 per share on a fully-diluted basis, then the Conversion Price shall be reduced by the percentage shortfall, up to a maximum of 40%.

•
We have agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Our failure to meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, would results in the imposition of liquidated damages which are payable in cash or additional shares of series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price of the securities, based on the number of shares of series A preferred stock then outstanding, up to a maximum of $444,000, which is payable in cash or stock, at the election of the investors. We are in compliance with this requirement since a majority of our directors are independent and the audit committee is comprised solely of independent directors and the compensation committees has a majority of its members as independent directors.

•
We entered into a registration rights agreement rights agreement pursuant to which we agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of notes and the series A preferred stock and exercise of the warrants. We have filed this registration statement and the registration statement was declared effective by the SEC. Our failure to maintain the effectiveness of the registration statement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 1,770 shares of series A preferred stock for each day, based on the registration of all of the underlying shares of common stock, with a maximum of 950,000 shares.

•	We also reimbursed Barron Partners for its due diligence and other expenses in the amount of $50,000.

On March 16, 2007, we entered into an agreement with the investors from the June 2006 private placement and Skywide pursuant to which the provisions in the certificate of designation for the series A preferred stock and the warrants which could result in an adjustment in the conversion rate of the series A preferred stock and the exercise price of the warrants if certain earnings targets are not met were deleted. In consideration for the removal of these provisions, Skywide, as our principal stockholder, agreed to place 1,000,000 shares of common stock into escrow. If our consolidated pre-tax income per share, on a fully diluted basis, for 2006 and 2007 are less than $0.212 and $0.353 per share, respectively, then Skywide shall deliver to the Company for cancellation, such percentage of 500,000 shares as equals the percentage shortfall from the $0.212 and $0.353 per share target prices. Thus, if pre-tax income per share for 2006 is $0.1272 and the pre-tax income per share for 2007 is $0.2118 per share on a fully-diluted basis, representing, in each case, a 40% shortfall, the escrow agent shall deliver to the Company for cancellation 200,000 shares with respect to each year and the remaining 300,000 shall be returned to Skywide with respect to each year.

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

Inventories comprise of raw materials, work in process, finished goods and low value consumable articles and are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale as well as license fees payable to Beijing Sanhuan. Inventory costs do not exceed net realizable value.

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

Intangible assets are reviewed at least annually for impairment, or more frequently if we have reason to believe that there is impairment. Intangible assets are tested by comparing net book value of the to fair value. Our assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition - We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. We recognize product sales generally at the time the product is shipped.

Foreign Currency Transactions: Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations for 2006.

The government of the PRC imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.
Stock-Based Compensation: We may grant stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with sponsor’s year-end. The Company has adopted a defined contribution plan as required in the PRC, and, accordingly we do not believe that the adoption of SFAS 158 will have any impact on us.

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Then new rules will be effective for Sinoenergy in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for Sinoenergy and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.

In February 2007, the FASB issued SFAX 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Bo Huang	36	Chief executive officer and director
Tianzhou Deng	50	Chairman and director
Qiong (Laby) Wu	31	Chief financial officer
Yanying Liu	41	Secretary
Robert I. Adler	71	Director
Renjie Lu	71	Director
Greg Marcinkowski	45	Director
Baoheng Shi	68	Director

Bo Huang has been our chief executive officer and a director since the completion of the reverse acquisition in June 2006. He has been chief executive officer and chairman of Sinogas since its organization in 2005. He and Mr. Deng are the founders of Sinogas. He was president of Beijing Tricycle Technology Development Co., Ltd , a company engaged in the development of natural gas conversion kits from 2003 to 2005, and vice president of Chengchen Group, an investment and trading company from 1997 to 2003. Mr. Huang graduated from Renmin University of China in Beijing in 1993 with a bachelor’s degree in international finance.

Tianzhou Deng has been our chairman and a director since the completion of the reverse acquisition in June 2006. He is also a founder of Sinogas. He has been the chief executive officer and chairman of Beijing Sinogas Co., Ltd ., a company engaged in research and development with respect to CNG stations from 2001 to 2005, chairman of Shanghai CNPC Group Co., Ltd., an investment and trading company from 2003 to 2005, president and director of Beijing Tricycle Technology Development Co., Ltd., a company engaged in the development of natural gas conversion kits from 1999 to 2001, president and director of Natural Gas Vehicle Development Center, from 1997 to 1999. Mr. Deng graduated from University of Petroleum, China in 1982 with a chemical bachelor degree, and received a master of management degree from China Science & Technology University. Mr. Deng holds a senior engineer certificate with professor rank issued by the Chinese government. Mr. Deng is recognized as a leader in the CNG/LPG industry in China.

Laby Wu has been our chief financial officer since June 2006. Ms. Wu was a senior auditor with the accounting firm of Ernst & Young Hua Ming Accounting Firm from February 2004 until June 2006. From 2003 until 2004, Ms. Wu was a consultant in the accounting and tax planning department of the accounting and tax consulting firm of HLB-Beijing Yongtuo CPAs. From 2001 until 2003, Ms. Wu was an auditor with HLB - Yongtuo Certified Public Accountants Co., Ltd., and from 1998 until 2001, Ms. Wu was an administrative manager and office manager for the manufacturing firm of Trend Ceramic Group Co., Ltd. Ms. Wu, a certified public accountant, received her bachelor’s degree in material science and engineering from Ji Nan University in China, her bachelor degree in accounting and economics from Deakin University in Australia, and her master degree in professional accounting from Deakin University.

Yanging Liu has been our secretary since June 2006, and she held a similar position with Sinogas since 2004. Ms. Liu is not considered one of our executive officers. In addition, Ms. Liu serves as a business development manager. From 1999 until 2004, Ms. Liu was manager of business development and finance for Beijing Sanhuan Technology Development Co., Ltd. Ms. Liu received her bachelor degree in management from the University of Jianghan.

Robert I. Adler is a private investor. During the past five years, Mr. Adler has been an investment adviser with UBS Financial Services and most recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler’s prior experience includes terms as a managing director for ING Furman Selz Asset Management, vice president and senior investment officer of BHF Securities Corp and DG Bank, New York Branch and vice president of Kuhn, Loeb & Co. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at New York University School of Business Administration. Mr. Adler is a member of Institute of Chartered Financial Analysts. Mr. Adler is also a director of China Medicine Corporation, a company that markets and distributes medicine products in the PRC.

Renjie Lu has more than 40 years of working experience in energy industry in China. As an industry veteran, he currently is a senior member of Advisory Council Committee of Shengli Administration Bureau, SINOPEC (China Petroleum & Chemical Corp, a NYSE-listed company). Mr. Lu has been chief executive officer and director of Shengli Administration Bureau, SINOPEC from 1989 to 1996, where he managed about 500,000 employees; he was chief executive officer and director of Jianghan Administration Bureau, SINOPEC from 1987 to 1989; and executive vice president of Zhongyuan Exploration Bureau, SINOPEC from 1975 to 1987. Mr. Lu graduated from University of Petroleum, China in 1963 with a BSc.

Greg Marcinkowski has been a vice president of operations at WorldStrides since 2000. WorldStrides is a U.S. provider of student educational and performing arts tours in a variety of programs and destinations throughout the world. From 1999 to 2000, Mr. Marcinkowski was the vice president of purchasing at Solo Cup Corporation, which is a manufacturer of packaging products for retail food industries. Mr. Marcinkowski has a MBA and a BSc in mechanical engineering from Northwestern University.

Baoheng Shi is a pioneer and a top scientist/researcher in Chinese clean energy area. Mr. Shi is professor of Beijing University, University of Petroleum, China, and China Geology University. He is deputy director of natural resource, China National Science & Technology Development Committee. Since 1993, Mr. Shi has initiated natural gas vehicle usage in China, and is recognized as a pioneer in the industry in China. He published “Natural Gas Vehicle Development” in 1999 and “Technology of Natural Gas Vehicle” in 2000. Mr. Shi has been director of New Technology Development Center, China National Petroleum Corp, a NYSE-listed company from 1993 to 2000; president of China National Petroleum’s Science & Technology Bureau from 1978 to 1993. Mr. Shi has a B.Sc. from Beijing University.

Our directors are elected for a term of one year and until their successors are elected and qualified.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Since July 28, 2006, when our independent directors were elected, our board of directors has had two committees - the audit committee and the compensation committee. The audit committee is comprised of Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, with Mr. Adler as chairman. The compensation committee is comprised of Renjie Lu, Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi and Tianzhou Deng, with Mr. Lu as chairman. Our 2006 long-term incentive plan is administered by a sub-committee of the compensation committee consisting of Renjie Lu, Robert I. Adler, Greg Marcinkowski, Renjie Lu and Baoheng Shi, with Mr. Lu as chairman.

Our audit committee will be involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.
The compensation committee serves as the stock option committee for our stock option plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the calendar year ended December 31, 2006, the following officers, directors and 10% stockholders were late in their filings: Mr. Huang, Mr. Deng and Skywide were seven days late in filing a Form 3, Ms. Wu was 44 days late in filing a Form 3, and Mr. Marcinkowski was 45 days late in filing a Form 3. Mr. Lu and Mr. Shi have not filed Form 3s.

ITEM 10. EXECUTIVE COMPENSATION

Directors’ Compensation

Each independent director receives an annual directors’ fee of $12,000. In addition, pursuant to the 2006 long-term incentive plan, each newly-elected independent director received at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at fair market value, which was $0.65 per share, on the date of his or her election. In addition, the plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year at market price, subject to stockholder approval, commencing in 2007.

Executive Officers’ Compensation

Prior to completion of the reverse acquisition in June 2006, we did not pay any compensation to any executive officers. The following table is the compensation to our chief executive officer and chief financial officer during 2006. No officer received compensation of $100,000 or more.

Name and Position	Salary	Other Compensation
Bo Huang, chief executive officer	$12,000	-0-
Qiong Wu, chief financial Officer	16,000	-0-

Employment Agreements

We have no employment agreements with any of our executive officers, and none of our executive officers have any severance arrangements.

2006 Long-Term Incentive Plan

In 2006, we adopted the 2006 long-term incentive plan covering 2,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007. In July 2006, in connection with their election as directors, we granted options to purchase 30,000 shares of common stock at an exercise price of $0.65 per share to each of Robert I. Adler, Renjie Lu, Greg Marcinkowsky, and Baoheng Shi. No other options were granted under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2007 by:
·each director;
·each officer named in the summary compensation table;
·each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
·all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Tianzhou Deng 45 Jinghua Road Qingdao, Shandong, China	6,396,923.5	29.9%
Bo Huang 45 Jinghua Road Qingdao, Shandong, China	6,396,923.5	29.9%
Wentao Yang Eastpride Capital Limited 234-5149 Country Hills Blvd NW, Suite 429 Calgary, Alberta, Canada T3A 5K8	1,421,538	6.7%
Robert I. Adler	15,000	*
Greg Marcinkowski	15,000	*
Renjie Lu	15,000	*
Baohend Shi	15,000	*
All officers and directors as a group (two individuals beneficially owning stock)	12,853,847	60.0%

*	Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2007.

Mr. Deng and Mr. Huang each own a 50% interest in Skywide Capital Management Limited (“Skywide”), which owned 12,793,847 shares of commons stock. Thus Mr. Deng and Mr. Huang are deemed to beneficially own 50% of the shares owned by Skywide. However, as the sole owners of Skywide, they have joint voting and dispositive power with respect to the shares owned by Skywide.

The shares beneficially owned by Wentao Yang are held of record by Eastpride Capital Limited. Mr. Yand has the sole voting and dispositive power with respect to securities owned by Eastpride.

The shares beneficially owned by Mr. Adler, Mr. Marcinkowski, Mr. Lu and Mr. Shi represent shares issuable upon exercise of options held by each of them which are currently exercisable.

See “Item 5. Market for Common Equity and Related Stockholder Matters” for information relating to our equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From the time of our organization until Sinoenergy Holding acquired Sinogas in November 2005, Sinogas principal stockholder was Beijing Sanhuan Technology Development Co., Ltd., which was then owned by Bo Huang and Tianzhou Deng. Mr. Huang and Mr. Deng have advised us that they no longer have any direct or indirect ownership or, and are not directors of, Beijing Sanhuan except that Mr. Bo Huang is still the legal representative of Beijing Sanhuan as at December 31, 2006. During 2005, Sinogas signed an agreement to acquire the land use right for the land on which Sinogas’ offices and manufacturing facilities are located for $12.3 million, of which $5.0 million was paid during 2005 and $4.1 million was paid in 2006. The balance due will be paid when Sinogas obtains final approval from the local government for the transfer of the land use right into our name. Upon government approval, the land use right will have a term of 50 years from the date of approval.

In our agreement with the investors in the June 2006 private placement, we agreed that we would not pay approximately $3.2 million until the rights are sold and we would not pay the balance except that we may apply up to 50% of net income to make such payments. This restriction terminates after the investors have sold all of the shares of common stock issued or issuable upon conversion or exercise of the securities issued in the June 2006 private placement.

We have an agreement with Beijing Sanhuan pursuant to which Beijing Sanhuan granted us the right to use Beijing Sanhuan’s technology and software relating to the integration, installation and maintenance of CNG station systems. Under this agreement, we will pay Beijing Sanhuan for the technology and software at the rate of $12,800 for each CNG substation and $23,051 for each CNG mother station. Furthermore, Beijing Sanhuan will charge the Company $64 per hour for engineers provided by Beijing Sanhuan.

In August and December, 2006, we established two new subsidiaries, Wuhan Sinoenergy and Pingdingshan Sinoenergy, with Beijing Sanhuan serving as a trustee for these two subsidiaries, for which we will pay Beijing Sanhuan a fee of $2,561.

During 2005, we made purchases from Beijing Sanhuan in the amount of $31,000.

At June 30, 2006, we owned a 55% interest in our subsidiary, Yuhan, and the other 45% was owned by Kangtai and one individual. Yuhan was set up by Sinogas and Kangtai on May 25, 2005. In connection with Yuhan’s organization, Kangtai transferred equipment to Yuhan as part of its investment in Yuhan, Kangtai transferred certain contracts to Yuhan, and Yuhan assumed the manufacturing obligations under these contracts and purchased the related inventories from Kangtai at fair market value. Kangtai purchased the manufactured products from Yuhan at fair market value and sold the products to the end user. The sales of these products to Kangtai amounted to $1,592,886 for 2006 and $979,000 for 2005. Because these transactions relate to sales to third parties through Kangtai, we treat the receivable from those sales as a third-party receivable. In August 2006, we entered into an agreement to purchase the 45% minority interest in Yuhan for $1,500,000. As of March 31, 2007, we have purchased a 35% interest in Yuhan, bringing our equity in Yuhan to 90%. As March 31, 2007, we had paid $503,000 and owed $997,000.  We have the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for $640,000.

Kangtai, the predecessor of Yuhan, rented manufacturing facilities from us at a rental of approximately $1.1 million for the period ended May 2005. At December 31, 2006, the outstanding rental receivable was approximately $875,000. In March 23, 2007, Kangtai paid another $384,187 for the outstanding rental fee.

We believe that all transactions with Beijing Sanhuan and Kangtai were at prices and on terms no less favorable to us that would be available from non-affiliated third parties.

On June 2, 2006, we entered into an exchange agreement pursuant to which we acquired all of the equity of Sinoenergy which owned all of the equity of Sinogas. Pursuant to the exchange agreement, we issued 14,215,385 shares of common stock to the owners of Sinoenergy - Skywide, to which we issued 12,793,847 shares of common stock, and Eastpride, to which we issued 1,421,538 shares of common stock.

On June 2, 2006, a pursuant to a stock redemption agreement with our principal stockholders, who were the principal stockholders of Franklyn before the reverse acquisition, we purchased a total of 3,305,000 shares of common stock for a purchase price of $213,525, which was paid from the proceeds of the notes, stock and warrants. The following table sets forth the sellers, the number of shares purchased and the purchase price payable to each seller:

Name	Number of Shares	Purchase Price
Frank L. Kramer	1,000,000	$ 62,600
Deborah Salerno	1,000,000	62,600
John P. O’Shea	1,000,000	62,600
Lynn Suave	150,000	9,690
Mark Lubchenco	100,000	6,465
Gary S. Joiner	35,000	2,270
Marika Xirouhakis	20,000	7,300
	3,305,000	$213,525

In connection with the private placement, the IRA f/b/o John P. O’Shea also purchased for $200,000, a 6% convertible note in principal amount of $200,000, 21,086 shares of common stock, and warrants to purchase 342,857 shares of common stock at $0.85 per share, 342,857 shares of common stock at $1.20 per share, and 342,857 shares of common stock at $1.75 per share.

We agreed to include in this registration statement the shares of common stock held by the Company’s remaining stockholders.

Director Independence

Four of our directors, Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, are independent directors, using the Nasdaq definition of independence. These four directors comprise the audit committee and the stock option subcommittee of the compensation committee they, together with Mr. Tianzhou Deng, our chairman, comprise the compensation committee. Mr. Deng is not an independent director.

ITEM 13. EXHIBITS

2.1	Exchange Agreement dated as of June 2, 2006, among the Registrant and the former stockholders of Sinoenergy[1]
3.1	Restated articles of incorporation[2]
3.2	By-laws[3]
3.3	Certificate of designation for the series A preferred stock[5]
4.1	Form of convertible note issued in June 2006 private placement [1]
4.2	Form of “A” warrants issued to investors in June 2006 private placement[1]
4.3	Form of “B” warrants issued to investors in the June 2006 private placement[1]
4.4	Form of “C” warrants issued to investors in the June 2006 private placement[1]
10.1	Securities purchase agreement dated June 2, 2006, between the Company and the investors in the June 2006 private placement[1]
10.2
Agreement dated July 6, 2006, by and among the Company, Barron Partners LP, the other investors named in Schedule A to the securities purchase agreement dated June 2, 2006, and IRA FBO John P. O’Shea, Pershing LLC as Custodian[4]

10.3	Registration rights agreement dated June 2, 2006, between the Registrant and the investors in the June 2006 private placement[1]
10.4	Registration rights provisions pursuant to the stock exchange agreement[1]
10.5	Agreement with former holders of the Registrant’s common stock[1]
10.6	2006 Long-term incentive plan[1]
10.7
Agreement dated June 6, 2006, among Sinoenergy Holding Limited, its wholly-owned subsidiary, Qingdao Sinogas General Machinery Limited Corporation, Wuhan Fukang Automotive Cleaning Energy Company and Wuhan Yixiang Industry Trade Company (English translation) [6]

10.8	Agreement between Qingdao Sinogas General Machinery Co. Ltd. and Beijing Sanhuan Technology Development Co. Ltd. (English Translation) [6]
10.9	Agreement dated July , 2006, among Sinoenergy Holding Limited, Qingdao Kangtai Machinery Equipment Manufacture Co. Limited and Guili Shi (English translation) [6]
10.10	Agreement, dated March 16, 2007, by and among Sinoenergy Corporation, the June 2006 Private Placement Investors and Skywide Capital Management Limited[7]
10.11	Agreement dated March 26, 2007, between Beijing Sinogas Sanhuan Technology Development Co., Ltd. and Qingdao Sinogas General Machinery Limited Corporation (English translation)[2]

10.12	Agreement dated January 26, 2007, among People’s Government of Xuancheng City, Anhui Province, China New Energy Development Investment Company Limited and the Registrant (English translation) [2]
10.13	Agreement dated February 1, 2007, among People’s Government of Huangmei County, Hubei Province, China New Energy Development Investment Company Limited and the Registrant (English translation) [2]
21.1	List of Subsidiaries[2]
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]
32.2	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

[1]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on June 15, 2006 and incorporated herein by reference.
[2]	Filed herewith
[3]	Filed as an exhibit to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB which was filed with the Commission on March 27, 2000
[4]	Filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on July 31, 2006 and incorporated herein by reference.
[5]	Filed as an exhibit to the Company’s Form 8-K report which was with the Commission on October 4, 2006 and incorporated herein by reference.
[6]	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, and incorporated herein by reference.
[7]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on March 21, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial services for the year ended December 31, 2005 were certified by Rotenberg and Co., LLP (“Rotenberg”). Rotenberg also reviewed our unaudited financial statements for the three quarters of 2006.

We were billed by Rotenberg during 2006 and 2005 as follows:

Description of services	2006	2005
Audit fees	50,000	135,000
Audit related fees	29,000	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
	79,000	135,000

On December 11, 2006, we engaged Schwartz Levitsky Feldman LLP (“Schwartz Levitsky”) as our registered independent accounting firm.

We were billed by Schwartz Levitsky during 2006 as follows:

Description of services	2006
Audit fees	78,000
Audit related fees	-0-
Tax fees	-0-
All other fees	-0-
78,000

Audit fees.    Audit fees represent fees for professional services performed by Rotenberg and Schwartz Levitswky for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for audit related services performed by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements. In 2006, Rotenberg billed us $29,000 for services related to our SB-2 registration statement and advice relating to the PRC tax policy totaled $29,000 in connection with their services relating to the registration statement.

Tax Fees. Tax fees represent fees for tax compliance services performed by our independent auditor. Neither Rotenberg nor Schwartz Levitsky performed any tax compliance services.

 All other fees.    Neither Rotenberg nor Schwartz Levitsky performed any services other than the services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All services were pre-approved by the Audit Committee.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOENERGY CORPORATION. (Registrant)

Dated: April 9, 2007	s/ Bo Huang
Bo Huang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Bo Huang and Qiong (Laby) Wu or either of them acting in the absence of the other as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

s/ Bo Huang	Chief Executive Officer	April 8, 2007
Bo Huang	and Director
(Principal Executive Officer)

s/ Qiong (Laby) Wu	Chief Financial Officer	April 9, 2007
Qiong (Laby) Wu	(Principal Financial and Accounting Officer)

s/ Tianzhou Deng	Director	April 9, 2007
Tianzhou Deng

s/ Robert I. Adler	Director	April 10, 2007
Robert I. Adler

s/ Renjie Lu	Director	April 9, 2007
Renjie Lu

s/Greg Marcinkowski	Director	April 7, 2007
Greg Marcinkowski

s/Baoheng Shi	Director	April 9, 2007
Baoheng Shi

SINOENERGY CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements
Year Ended December 31, 2006 and 2005

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Item 1. Financial Statements
Consolidated Balance sheet as of December 31, 2006	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006 and 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-7
Notes to the Consolidated Financial Statements	F-8 to F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sinoenergy Corporation

We have audited the accompanying consolidated balance sheet of Sinoenergy Corporation as at December 31, 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the management of Sinoenergy Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2005 were audited by other auditors, whose report dated March 21, 2006 expressed an opinion without reservation.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinoenergy Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with United States generally accepted accounting.

As described in Note 8, Sinoenergy Corporation has not yet obtained final approval from the relevant authorities for the acquisition of land use rights to the property, which it occupies. However, Sinoenergy Corporation has used all facilities on the land and has reflected the full costs according to the purchase agreement as long term assets on the balance sheet described as “Property and equipment - buildings” and “Intangible assets - land use rights”, with the expectation that approval will be obtained within the next fiscal year. Sinoenergy Corporation may be at risk as more fully set out in the note mentioned above should the application be rejected. The accompanying consolidated financial statements do not include any adjustments that might result should its application not be approved.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 6, 2007	Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sinoenergy Corporation and Subsidiaries
(formerly known as Franklyn Resources III, Inc.)

We have audited the accompanying revised consolidated statements of operations, changes in stockholders’ equity, and cash flows of Sinoenergy Corporation and Subsidiaries (formerly known as Franklyn Resources III, Inc.) for the year ended December 31, 2005 (all expressed in United States dollars). These revised consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audit.

We conducted our audit in accordance with The Public Company Accounting Oversight Board Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the revised consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Sinoenergy Corporation and Subsidiaries (formerly known as Franklyn Resources III, Inc.) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described more fully in Note 1, the consolidated financial statements have been restated to revise the presentation of shares of Sinoenergy Corporation and Subsidiaries (formerly known as Franklyn Resources III, Inc.) in connection with the recapitalization.

/s/ Rotenberg & Co. LLP

Rotenberg & Co., LLP

Rochester, New York
March 21, 2006
(Except for Note 1, to which the date is October 13, 2006)

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheet
December 31, 2006
(In thousands of United States dollars)

ASSETS	Note(s)
CURRENT ASSETS
Cash		588
Accounts receivable(net)	3
-Related party		594
-Third party		3,777
Other receivables	4
-Related party		1,220
-Third party		1,176
Deposits and prepayments-Third party	5	3,187
Deferred expenses		4
Inventories	6	937
TOTAL CURRENT ASSETS		11,483

LONG TERM ASSETS
Property, plant and equipment (net)	7	3,556
Intangible assets	8	12,114
Goodwill	9	676
Long term deferred tax asset		4
TOTAL ASSETS		27,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term bank loan	10	3,160
Accounts payable
- Related party		452
- Third party		211
Other payables	11
- Related party		4,073
- Third party		2,359
Accrued expenses		176
Warranty accrual		40
Advances from customers	12	701
Income taxes payable	13	7
TOTAL CURRENT LIABILITIES		11,179

Minority interests	14	614

STOCKHOLDERS’ EQUITY
Common stock-$.001 Par Value; Issued and Outstanding-14,636,472 shares	18	15
Series A convertible preferred stock-$0.001 Par Value - 5,692,307 shares	18	6
Additional paid-in capital	18	9,935
Capital surplus		20
Statutory surplus reserve fund	16	1,140
Retained earnings		4,576
Accumulated other comprehensive income		348
Total stockholders’ equity		16,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		27,833

Commitments	21	17,163

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars except per-share information)

	Note(s)	Year Ended December 31,
		2006	2005

NET REVENUE	17	12,393	8,236

COST OF REVENUE		(5,909)	(3,821)

GROSS PROFIT		6,484	4,415

OPERATING EXPENSES
Selling expenses		228	110
General and administrative expenses		2,061	586

TOTAL OPERATING EXPENSES		2,289	696

INCOME FROM OPERATIONS		4,195	3,719

OTHER INCOME(EXPENSES)
Other non-operating income		-	76
Interest expense	18	(1,788)	(41)
Other expenses		(77)	(107)
OTHER INCOME (LOSS), NET		(1,865)	(72)

INCOME BEFORE INCOME TAXES		2,330	3,647

Income tax benefit (expense)	13	1,120	(1,173)
INCOME BEFORE MINORITY INTEREST		3,450	2,474

Minority interest		(3)	(14)
NET INCOME		3,447	2,460

Other comprehensive income
Foreign currency translation adjustment		224	124
COMPREHENSIVE INCOME		3,671	2,584

Earnings Per Share of Common Stock -Basic		0.24	0.17
Weighted Average Shares of Common Stock Outstanding- Basic	19	14,462	14,216
Earnings Per Share of Common Stock -Diluted		0.18	0.17
Weighted Average Shares of Common Stock Outstanding- Diluted	19	19,287	14,216

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars)

	Number of Shares	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Statutory Surplus Re-serve Fund	Accumulated Other Comprehensive Income	Retained Earning	Capital Surplus	Total Stockholder’s equity
Balance, December 31, 2004				4,950			(112)	21	4,859

Net income for 2005							2,460		2,460
Adjustment for capital surplus								46	46
Comprehensive income						124			124
Transfer					329		(329)		-

Balance, December 31, 2005				4,950	329	124	2,019	67	7,489

Recapitalization of reverse take over	14,215,385	14		(14)					-
Issuance of common stock	421,087	1		253					254
Issuance of warrants attached to convertible notes				1,343					1,343
Beneficial premium recorded				1,594					1,594
Convertible notes converted to preferred shares A			6	2,092					2,098
Fair value of stock option				30					30
Adjustment for capital financing expense				(313)					(313)
Adjustment for capital surplus and reverse							(79)	(47)	(126)
Net income for year 2006							3,447		3,447
Comprehensive income						224			224
Transfer					811		(811)		-

Balance, December 31, 2006	14,636,472	15	6	9,935	1,140	348	4,576	20	16,040

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005
(In thousands of United States dollars)

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,447	2,460
Amortization of beneficial conversion (including interest)	1,594	-
Cost of stock option granted	30	-
Minority interest	3	14
Deferred tax (debit)/credit	(15)	11
Depreciation	333	289
Amortization of intangible assets	291	14
Provision for doubtful debts	98	4
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,339)	(2,181)
(Increase) in other receivables, deposits and prepayments	(1,617)	(1,203)
Decrease /(Increase ) in inventories	888	(1,783)
Increase in accounts payable	183	479
Increase in accrued expenses	179	23
(Increase)/decrease in deferred expenses	(4)	3
(Decrease)/increase in advances from customers	(1,531)	2,225
Increase in other payables	1,283	1,086
(Decrease)/increase in income tax payable	(1,155)	1,162

Net cash provided by operating activities	2,668	2,603

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(2,667)	(134)
Payment for purchase of land use right	(4,059)	(4,986)
Other receipts from investment	134	-

Net cash used in investing activities	(6,592)	(5,120)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from bank loan	683	2,478
Cash received from convertible notes	3,301	-
Cash received/(paid)from other financing activities	(28)	328

Net cash provided in financing activities	3,956	2,807

Effect of changes in exchange rate	224	-

Net increase in cash	256	290
Cash at beginning of the year	332	42

Cash at end of the year	588	332
Supplementary Cash flow disclosure:
Interest Paid	195	20
Tax Paid	66	-

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the consolidated financial statements

1.	The Company

(a) Recapitalization Transaction

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). Its corporate name was changed to Sinoenergy Corporation on September 28, 2006

On June 2, 2006, Sinoenergy (then known as Franklyn) entered into the following agreements:

·
An agreement with Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation and its stockholders, pursuant to which the Company issued 14,215,385 shares of common stock to the former stockholders of Sinoenergy Holding. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy.

·
An agreement with Sinoenergy’s principal stockholders, who were the former principal stockholders of Franklyn before the reverse acquisition, pursuant to which the Company purchased 3,305,000 shares of common stock for $213,525 using the proceeds of the financing described below.

·
In connection with the acquisition of Sinoenergy Holding, we entered into a securities purchase agreement, as amended on July 6, 2006 (the “Purchase Agreement”) with Barron Partners LP, JCAR Funds Ltd., Ray Rivers, Steve Mazur and IRA f/b/o John P. O’Shea pursuant to which the investors purchased 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $0.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The conversion price of the notes and the exercise price of the warrants are subject to adjustment. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the series A preferred stock. Each share of series A preferred stock is convertible into one share of common stock.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy Holding and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sionenergy /Sinoenergy Holding acquisition of the “legal acquirer”, Sinogas, are those of the “accounting acquirer”. The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

On September 28, 2006, the Company’s articles of incorporation were amended and restated. The restated articles of incorporation changed the Company’s name to Sinoenergy Corporation and created a class of 10,000,000 shares of preferred stock, par value $0.001 per share, with the directors having broad powers to set the rights, preferences, privileges and limitations of one of more series of preferred stock, and increased the authorized common stock to 100,000,000 shares of common stock, par value $0.001 per share. On September 28, 2006, the Company also filed a certificate of designation setting forth the rights, preferences, privileges and limitations of the series A convertible preferred stock. As a result of the filing of the restated articles of incorporation and the certificate of designation for the series A preferred stock, the 6% convertible notes were automatically converted into an aggregate of 5,692,307 shares of series A preferred stock.

The certificate of designation for the series A preferred stock provides that:

• Each share of series A preferred stock is convertible into one share of common stock, subject to adjustment.

• If, while Barron Partners owns shares of series A preferred stock, the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (initially $0.65 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of series A preferred stock is adjusted to reflect a conversion price equal to the lower price.

• If the Company’s consolidated pre-tax income per share, on a fully-diluted basis, for the fiscal year ended December 31, 2006, is less than $0.212 per share, the conversion price shall be reduced proportionately by up to 40%. The full 40% adjustment will be made if pre-tax income per share on a fully-diluted basis is $0.1272 or less.

• If the Company’s consolidated pre-tax income for the year ended December 31, 2007 is less than $0.353 per share on a fully-diluted basis, then the conversion price shall be reduced by the percentage shortfall, up to a maximum of 40%. The full 40% adjustment will be made if pre-tax income per share on a fully-diluted basis is $0.2118 or less.

• No dividends are payable with respect to the series A preferred stock.

• While the series A preferred stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

•In March 2007, the Company, Skywide Capital Management Limited (“Skywide”), a principal stockholder of the Company, and the investors in the June 2006 private placement signed an agreement to eliminate the above mentioned ratchets. Pursuant to this agreement, the adjustment provisions in the certificate of designation for the series A preferred stock and the warrants that provide for an adjustment in the conversion or exercise price were eliminated and Skywide agreed to place 1,000,000 shares of common stock into escrow. If the Company’s consolidated pre-tax income per share, on a fully diluted basis, for 2006 and 2007 are less than $0.212 and $0.353 per share, respectively, then Skywide shall deliver to the Company for cancellation, such percentage up to 40% of 500,000 shares as equals the percentage shortfall from the $0.212 and $0.353 per share target prices.

(b) History of Sinogas

Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”) was registered in Qingdao, China in October 29, 2004, as a limited liability company under the laws of the PRC, and the registered capital was $7.5 million, which was paid in full.

Sinogas was previously jointly owned by the following three entities: (a) Beijing Sanhuan Technology Development Co., Ltd. (Beijing Sanhuan), with an agreed contribution of $6.75 million, representing 90% of the aggregate capital; (b) Qingdao Machinery Industry Co., Ltd., with an agreed contribution of $375,000, representing 5% of the aggregate capital; (c) Jiangsu Dong Fang Hong Chemical Fertilizer Co., Ltd. (“Jiangsu”), with an agreed contribution of $375,000, representing 5% of the aggregate capital.

The predecessor of Sinogas was Qingdao General Machinery Plant (the “Plant”), a state-owned entity. With the approval from Qingdao Municipal Government, Beijing Sanhuan acquired the Plant’s total assets provided that it paid the Plant’s debts. After Beijing Sanhuan paid the Plant’s debts, Beijing Sanhuan was entitled to all the assets of the Plant, and having obtained government approval, reorganized the Plant into the Company. On July 30, 2004, PRC government approved the acquisition by Beijing Sanhuan of the Plant. On October 29, 2004, the Company acquired its business license from Qingdao Municipal Government to operate business in industries of Compressed Natural Gas (“CNG”) station and equipments/services, as well as non-standard chemical and refinery equipments.

In October, 2005, Beijing Sanhuan purchased the 5% interest in the Company held by Qingdao Machinery Industry Co., Ltd., with the result that Beijing Sanhuan held 95% of the Company’s equity and Jiangsu held the remaining 5%. In November, 2005, Beijing Sanhuan and Jiangsu transferred 100% of their equity to Sinoenergy Holding which was owned by Wentao Yang.

On November 29, 2005, Qingdao Foreign Trade and Economic Cooperation Bureau approved the Sinoenergy Holding purchase of all the shares from the former shareholders of the Corporation and the Corporation changed from the local investment limited liability company into the wholly-owned foreign investment enterprise.

On February 21, 2006, Sinoenergy Holding entered into a share transfer agreement with Skywide, a British Virgin Islands corporation which is owned by Tianzhou Deng and Bo Huang and Eastpride Capital Limited, a British Virgin Islands corporation owned by Wentao Yang (“Eastpride”), with the result that 90% shares of the Corporation were held by Skywide and 10% share of the Corporation were held by Eastpride.

(c) The business of Sinogas

In accordance with provisions of Articles of Association and Business License, the business term of Sinogas is fifteen years, from October 29, 2004 to October 29, 2019.

Sinogas manufactures pressure containers of class 1, 2, 3 petroleum refinery equipment, designs and installs compressed natural gas station equipment, and compressed natural gas storage and transportation equipment.

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

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

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People’s Bank of China. Subsequently in 2005, the PRC government introduced a certain floating rate of exchange. No representation is made that the RMB amounts have been, or could be, converted into United States dollars at that or any rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

(d) Subsidiaries of the Company

Sinogas is a wholly-owned subsidiary of Sinoenergy Holding and Sinoenergy Holding is a wholly-owned subsidiary of Sinoenergy. Sinogas and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”), a non-affiliated party, established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), which, at December 31, 2006, was 90% owned by Sinogas and 10% owned by Kangtai.

The term of the business of Yuhan is from May 25, 2005 to April 30, 2009 and the business scope is to manufacture, process and install machinery facilities (not including special equipments and cars); as the wholesaler and retailer of steels, machinery and electronic products, hardware, chemical equipment (not including dangerous equipments).

We had previously owned a 55% interest in Yuhan. In August 2006, we entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due installments.  Pursuant to an agreement among Sinoenergy, Sinogas, Kangtai and Mr. Guili Shi, who purchased 25% of Yuhan’s equity from Kangtai in July 2006, Sinoenery and Sinogas agreed to purchase all the 45% of equities of Yuhan held by Kangtai and Mr. Guili Shi for total price of $1.5 million payable in three installments.

As of March 15, 2007, we have paid a total of $503,000 and owed $997,000 to Kangtai, and held 90% equity of Yuhan

In June 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee), Wuhan Fukang Automotive Cleaning Energy Company (“Wuhan Cleaning Energy”) and Wuhan Yixiang Industry Trade Company (“Wuhan Yixiang”), signed a cooperation agreement to establish Wuhan Sinoenergy Gas Company (“Wuhan Sinoenergy”) to operate CNG stations. Based on the agreement, the Company, through Sinoenergy and Sinogas, will contribute capital totaling $3,375,000 for a 90% interest, and each of Wuhan Clean Energy and Wuhan Yixiang will contribute $190,000 for a 5% interest each.

Simultaneously, Sinogas and Beijing Sanhuan signed a trust agreement, pursuant to which Sinogas has appointed Beijing Sanhuan as its trustee to hold the 40% of shares of Wuhan Sinoenergy. According to the trust agreement, except for providing any required information for Wuhan Sinoenergy’s registration, Beijing Sanhuan, as a trustee of Sinogas, does not have any right and liabilities of a shareholder and does not take part in management of Wuhan Sinoenergy.

On August 2, 2006, Wuhan Administration Bureau for Industry and Commerce issued a Business License to Wuhan Sinoenergy. The term of the business of Wuhan Sinoenergy is from August 2, 2006 to August 2, 2026 and the business scope is the manufacture and sale of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas and the construction and operation of CNG stations.

In November 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee) Pingdingshan Jinlongma Vehicle Company (“Jinglongma”), signed a cooperation agreement to establish Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”) to operate CNG stations. Based on the agreement, the Company, through Sinoenergy and Sinogas, contributed capital of $1,921,000 for a 90% interest during 2006, representing the Company’s capital obligation under the agreement, and Jinglongma agreed to contribute capital of $192,000 for a 10% equity.

On December 4, 2006, Pingdingshan Administration Bureau for Industry and Commerce issued a Business License to Pingdingshan Sinoenergy. The term of the business of Pingdingshan Sinoenergy is from December 4, 2006 to December 3, 2026, and the business scope is the manufacture and sale of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas and the construction and operation of CNG stations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company and its subsidiaries were prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. For example, an impairment test would be conducted if an asset of significant value was sold or disposed of in the cost center. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the Yuhan acquisition, and relates entirely to the pressure container reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2005 and 2006, the Company did not have any cash equivalents.

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

Inventories

Inventories comprise of raw materials, work in process, finished goods and low value consumable articles. Amounts are stated at the lower of cost and market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

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

Management estimates a 10% residual value for its property, plant and equipment according to industry standards in the PRC. The estimated useful lives are as follows:

Buildings and facility	20 years
Machinery and equipment	8 years
Motor vehicles	10 years
Office equipment and others	5 to 8 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

Intangible Assets

Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of 10 years. The technical know-how, which is acquired at the end of year 2004 is valued and amortized according to relative industry standard. The patent is acquired in May of 2005, and is amortized over the life of the patent.

The land use right for the land on which Sinogas’ facilities are located is an intangible asset. There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The Company has a contract to acquire the land use right for the land on which Sinogas’ facilities are located, and it is reflected as an intangible asset at December 31, 2006. Land use right is generally granted for a period of 50 years. The Company has an agreement with Beijing Sanhuan, an affiliate, pursuant to which Beijing Sanhuan is to transfer to Sinogas the land use right relating to the land on which Sinogas’ facilities are located. The purchase price for the land use right is approximately $12.3 million. As of December 31, 2006, Sinogas has paid Beijing Sanhuan $9.1 million for the purchase of the land use right and the outstanding balance of approximately $3.2 million is reflected as a current liability in the financial statements. This balance will be paid when Sinogas obtains final approval from the local government for the transfer of the land use right into its name. Application has been made to the government authorities, and the Company expects that the transfer will be completed before July 2007. Upon government approval, the land use right will have a term of 50 years from the date of approval.

As the land use right has been purchased by the Company, it has been recognized as a long-term asset although, at December 31, 2006, the right had not yet been transferred into its name. The amount is amortized over the 50 year term of the land use right. Similarly, the buildings, although purchased, are reflected as assets of the Company, will only be transferred into the name of the Company when the land use right received government approval.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

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

The Company recognizes product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

Value Added and Business Taxes - The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT tax rate is 17% for products sold in the PRC, and the business tax rate is 5% for services provided in PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

Under the commercial practice of the PRC, we paid value added taxes (“VAT”) and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expenses as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In year 2005 and 2006, the warranty rate was determined to be 0.2 % of gross sales.

At present, nearly all the products sold are either of non-standard pressure containers or CNG deposit and transportation container. Under Chinese law, all those pressure vessels being sold must be tested by the Qingdao Bureau of Quality and Technical Supervision before they can be delivered to the customer. As a result, once the products have passed this inspection process, the Company does not believe it has any material exposure under its warranties.

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

The Company reviewed the differences between the tax basis under PRC tax laws and financial reporting under PRC GAAP. Temporary differences, resulting in deferred tax assets or liabilities have been recognized in the financial statement.

Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the reporting period. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, account receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

Minority Interest

The minority interest refers to the percentage of the equity of Yuhan owned by Kangtai, the percentage of equity of Wuhan Sinoenergy owned by Wuhan Cleaning Energy and Wuhan Yixiang, and the percentage of equity of Pingdingshan Sinoenergy owned by Pingdingshan Jinlongma Vehicle Company.

Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

	Option Number	Weighted average exercise price	Remaining contractual life

Options outstanding at December 31, 2005	0
Options granted during the 2006	120,000	$0.65	4.5 years
Options outstanding at December 31, 2006	120,000
Options exercisable at December 31, 2006	60,000	$0.65	4.5 years

In June 2006, pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the fair market value on the date of his or her election, which was $0.65 per share. Those granted options will be exercised 50% 6 months after granting date, and the remaining 50% can be exercised after 24 months from the granting date. In addition, the plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

The fair value of options grant used for purposes of estimating the pro froma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

2006

Expected volatility	50%
Risk-free rate	4.64%
Expected term (years)	3
Dividend yield	0.0%
Weighted average fair value per share	$0.25

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including shares of common stock issuable upon exercise or conversion of series A preferred stock, stock options granted and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Comprehensive Income and Loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No.130,”Reporting Comprehensive Income” (“SFAS No.130”). SFAS No.130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No.130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $224,000 and $124,000 for the years ended December 31, 2006 and 2005, respectively, This amount has been recorded as a separate component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. This statement did not impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The Company adopted a defined contribution plan required by the PRC, accordingly we do not believe that the adoption of SFAS 158 will have any impact on us.

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Sinoenergy in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for Sinoenergy and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.

3.	Accounts Receivable and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

December 31, 2006

Accounts receivable	$4,468
Less: allowance for doubtful receivables	97

Balance	$4,371

Within the balance, $593,821 represents receivables from Kangtai, the minority shareholder of Yuhan, for sales received by Kangtai on behalf of Sinogas and Yuhan.

Of the third party receivables, $1,125,238 represents the receivable balance for $1.9 million CNG deposit and transportation equipment sales to a petrochemical company in Shanghai; $909,242 represent receivable balance for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million.

4.	Other Receivables

(1)	Other Receivables With Related Party

Other receivables from related party include $63,398 for water and power charge to Kangtai, and $172,915 from an unsecured loan due from Kangtai, and $837,916 receivables from Kangtai for rental fee. On March 23, 2007, Kangtai has paid $348,000 for the rent due.

(2)	Other Receivables With Third Party

The other receivables with third party mainly represents $502,484 due from Shanghai Zhongyou Group, who in the third quarter of 2006 took over the debt owned by Xuancheng City Gas (subsidiary of Shanghai Zhongyou Group) to the Company for equipment purchasing.

5.	Deposits and Prepayments

The balance at December 31, 2006 represents advance payment to suppliers for goods to be delivered to the Company.

The third party balances $3,187,000 represent advance payments to overseas suppliers for CNG station equipment purchase by the Company and its subsidiaries for CNG filling station construction.

6.	Inventories

 Inventories at December 31, 2006 are summarized as follows (dollars in thousands):

December 31, 2006

Raw materials	$339
Work in progress	483
Finished goods	115

Total	$937

7.	Property, Plant and Equipment

As of December 31, 2006, property, plant and equipment consist of the following (dollars in thousands):

December 31, 2006
Cost
Buildings and facility	$2,736
Machinery and equipment	2,137
Motor vehicles	153
Office equipment and others	70
$5,096
Accumulated depreciation
Buildings and facility	$379
Machinery and equipment	1,139
Motor vehicles	8
Office equipment and others	14
$1,540
Carrying value
Buildings and facility	$2,357
Machinery and equipment	998
Motor vehicles	145
Office equipment and others	56

$3,556

Included in the cost of buildings and facility is $97,101, representing work-in-process relating the construction of CNG stations by Wuhan and Pingdingshan Sinoenergy, which commenced in August and December 2006, respectively.

8.	Intangible Assets

December 31, 2006
Cost
Patent, technology know-how	290
Land use right	12,294
Total	$12,584

Accumulated amortization	(470)

Carrying value	$12,114

Patents and technology know how are amortized over 10 years up to September 2014, the amortization for expenses for the next five years for patent and technology know-how and land use right are approximately $29,000 and $250,000 each year, respectively.

The Company has an agreement with Beijing Sanhuan, a former affiliated company, pursuant to which Beijing Sanhuan is to transfer to Sinogas the land use right relating to the land on which Sinogas’s facilities are located. The total transfer price for the land is approximately $12.3 million.

Land Use Right

There is no private ownership of land in China. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. Since the Company does not own the land, the land use right is treated as an intangible asset. The Company has a contract to acquire the land use right for the land on which Sinogas’ facilities are located, and it is reflected as an intangible asset as December 31, 2006. A land use right is generally granted for a period of 50 years. The Company has an agreement with Beijing Sanhuan, a former affiliate, pursuant to which Beijing Sanhuan is to transfer to Sinogas the land use right relating to the land on which Sinogas’ facilities are located. The purchase price for the land use right is approximately $12.3 million. As of December 31, 2006, Sinogas has paid Beijing Sanhuan $9.1 million for the purchase of the land use right and the outstanding balance of approximately $3.2 million is reflected as a current liability in the financial statements. This balance will be paid when Sinogas obtains final approval from the local government for the transfer of the land use right into its name. Application has been made to the government authorities, and the Company expects that the transfer will be completed before July 2007. Upon government approval, the land use right will have a term of 50 years from the date of approval.

The land use right has been recognized as a long-term asset although at December 31, 2006, the right had not yet been transferred into its name. Similarly, the buildings, although purchased, are reflected as assets of the Company, will only be transferred into the name of the Company when the land use right received government approval. Since the Company has used the land use during 2006 and had made payments on account of the purchase price, it has commenced amortization of the land use right. Amortization in 2006 amounted to $250,000.

9.	Goodwill

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, we entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. At December 31, 2006, the Company’s financial statements reflect a 90% ownership of Yuhan, based on having received government approval for the Company’s ownership of a 90% interest in Yuhan. As of March 15, 2007, we have paid a total of $503,000 and owed $997,000. The agreement, as amended, gives us the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s tangible assets at date of acquisition.

10.	Short Term Bank Loan

The Company has a $2.5 million short-term loan from the Qingdao First Branch of Shibei District, Agriculture Bank of China, (hereafter refers to as 1st Branch, or the bank). The loan is a short-term working capital loan with the borrowing date starting from November 2, 2005 for $1.5 million and from November 7, 2005 for $1 million and matured on November 1, 2006. The interest rate for the short term loan is 6.669% annually. In November 2006, the Company repaid $0.6 million to 1st Branch, and 1st Branch and the Company signed an agreement to defer the payment of the remaining $1.9 million to April 6, 2007. The interest rate for the loan has been changed to 7.56% per annum.

Beijing Sanhuan and Beijing Zhongyou Environment Tech. Crop., a third party that is a customer of the Company, signed a ceiling guarantee contract pursuant to which Beijing Sanhuan and Beijing Zhongyou guarantees the obligations to 1st Branch.

The Company also has a $1.2 million short term loan from Shenzhen Development Bank, Qingdao Branch (“Shenzhen Development Bank”). In November 27, 2006, the Company signed a short term loan with Shenzhen Development Bank secured by an account receivable of Sinogas of $1,949,546. The loan bears interest at 5.58% plus 1% service fee and is due on November 26, 2007.

11.	Other Payables

(1)	Other Payables to Related Party:

Other payables at December 31, 2006, represent $3,112,071 payables to Beijing Sanhuan for balance of the purchase price of the land use right, $811,061 payable to Kangtai for the unpaid part of the 35% acquisition of the equity of Yuhan by the Company, $18,996 unsecured, interest free advance from Mr. Guili Shi and $1,264 to Mr. Guiqiang Shi who is a stockholder of Kangtai; and $129,073 from Mr. Tanzhou Deng, the chairman of the Company.

(2)	Other Payables to Third Party

At December 31, 2006, $1,077,313 is an unsecured demand loan borrowed from SB China V.C. Limited (a Hong Kong company). In China, foreign currencies are controlled by government, and currency exchange agreement with a bank must be approved by the government with a more complex and expensive process. To save time and avoid more exchange loss, in October 2006, Sinoenergy Holding borrowed the US dollar through unsecured demand loans for its foreign currency capital payment into Wuhan Sinoenergy. That US dollar borrowing will be repaid by the proceeds received from capital market in the first half of 2007.

(3)	VAT and Business taxes

As of December 31, 2006, the Company owed VAT and business tax of $412,000 and $265,000, respectively, which, are accrued for the revenues recorded. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

12.	Advances from Customers

Advances from customers at December 31, 2006 were mainly the advances received by Yuhan, the subsidiary of the Company. In general, for the sales orders, Yuhan receives 30% to 60% of contract amount as down-payment before product manufacturing.

13.	Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On November 2, 2006, a PRC subsidiary, Sinogas, being a wholly foreign owned manufacturing enterprise was granted an enterprise income tax holiday of 100% enterprise income tax exemption for 2006 and 2007 and 50% enterprise income tax exemption for the following three years (2008 through 2010). Based on enterprise income tax exemption approval, the Company recorded a full tax credit against the statutory income tax provision on the income in 2006.

Another PRC subsidiary, Yuhan, being located in a science and technology development zone, is subject to an enterprise income tax rate of 24%.

The Company’s other PRC subsidiaries, Wuhan and Pingdingshan, are in the start-up stage, and have no taxable income subject to enterprise income tax for 2006.

No provision for United States or other overseas tax is made as Sinoenergy Corporation and Sinoenergy Holding Limited are both investment holding companies, and have no assessable taxable either in the United States or the British Virgin Island for 2006.

Reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is:

	2006	2005
U.S. statutory rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday granted to the subsidiaries in PRC	(33%)	(33%)

Provision of income tax for year	-	1,173
Prior year provision written back due to tax holiday and relief	1,121	-

14.	Minority Interests

The activities of the minority interests’ equity during the year ended December 31, 2005 and 2006 are summarized as follows (dollars in thousands):

Beginning balance (January 1, 2005)	-
Add: contribution by minority stockholders	558
Minority interests in income	14
Others	69
Balance, December 31, 2005	$641

Add: Minority interests’ income	3
Less: Sold to majority stockholder	(30)
Balance, December 31, 2006	$614

15.	Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions in year 2006 and 2005 are as follows:

Name of the Company	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative was the key management person of the Company in 2006.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai) Name of Related Party Mr. Guili Shi Mr. GuiQiang Shi Mr. Tanzhou Deng	Minority shareholder of a subsidiary (Yuhan) from May 2005 Shareholder of Kangtai Shareholder of Kangtai Chairman of the Company

15.	Related Party Relationships and Transactions (Continued)

Significant transactions between the Company and its related parties during the year are as follows:

(1)	Sales and purchase transactions with related parties

Name of the related party	2006	2005
Mr. Guili Shi	Owned 25% of equity of Yuhan, which was purchased by the Company

Beijing Sanhuan
-       Guaranteed a short-term loan to Sinogas
-       Agreement in transfer land use right to Sinogas, for which Sinogas totally paid $9.1 million ($4.1 million was paid in 2006) up to December 31, 2006
-      $2,561 fee paid as a result of Beijing Sanhuan acting as an trustee in connection with establishing of 2 new subsidiaries-Wuhan Sinoenergy and Pingdingshan Sinoenergy
-       Grant CNG technology know-how license with total charges of $452,000 in 2006
		- Prepaid $4,986,000 for land use right. - Guaranteed a short-term loan to Sinogas - Guaranteed a short-term loan to Sinogas

Kangtai	- Sales with the amount of $1,592,886 - 10% of equity of Yuhan was purchased by the Company	- Sales with amount of $566,886

Kangtai is the predecessor company of Yuhan. Kangtai purchases products from Yuhan to fulfill open purchase orders. Yuhan completed those contracts that were made by Kantai prior the separation.

The sales and purchases to and from related parties were made according to a price mutually agreed after taking into prevailing market prices.

(2)	Inter-company receivables

Name of the Company	December 31, 2006

Kangtai	- $837,916 inter-company receivables for rental fee; - $236,313 receivables for water and power fee charge and unsecured loan. - $593,821 sales received on behalf of the Company

(3)	Inter-company payables

Name of the Company	December 31, 2006

Beijing Sanhuan	- $3,112,071 payables for land use right - $451,734 for know-how using of CNG station system integration
Kangtai	- $811,061 payable for 35% equity purchase of Yuhan;
Mr. Guili Shi	- $18,996
Mr. GuiQiang Shi	- $1,264
Mr. Tanzhou Deng	- $129,073

The amounts due from and to related parties are interest free, unsecured with no fixed terms.

16.	Statutory Surplus Reserve Fund

In accordance with PRC regulations, the PRC subsidiaries of the Company is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRCGAAP. According to the Memorandum and Articles of Association of those subsidiaries, appropriation to the enterprise development reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. The enterprise development reserve fund is established for the purpose of remedying company losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.

17.	Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company has three operating segments, which are (i) non-standard pressure containers, (ii) CNG station construction and CNG station service and (iii) CNG operation business, which is in the development stage.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate as one geographical segment. The detail information basis on different business segmentation that the company engaged in are as follows:

(i) Non-standard pressure container business:

Non-standard equipment and pressure container business has been carried over from the predecessor since Sinogas was set up. It is a traditional chemical equipment manufacture business with low profit margin. It includes design and manufacture of various types of pressure containers:

•	in the petroleum and chemical industries.
•	in the metallurgy and electricity generation industries.
•	in the food and brewery industries
•	various types of non-standard containers

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Construction”)

CNG station construction business represents:

(1) CNG vehicle and gas station equipment manufacture and installation, which include the following products:

•	CNG trailer
•	CNG deposited system for gas station usage
•	Conversion kits for various types of vehicles
•	CNG compressor skid
•	CNG dispenser (retail measurement system)

These services were provided by us for other companies that operate CNG stations.

(2) CNG station construction service business

It includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. Due to rapid development and early stage of CNG station business in China, by utilizing its know how and specialty engineering team in this area and early entering into the market, the Company enjoys a very high profit margin in this segment.

(iii) CNG station operation

In 2006, the Company entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.

The following tables set forth information relating to our business segments for 2006 and 2005 (dollars in thousands).

2006	Non-standard pressure containers	CNG station construction	CNG station Operation	Total

Net revenue	$5,474	$6,919	-	$12,393
Cost of revenues	4,315	1,594	-	5,909
Gross profit	1,159	5,325	-	6,484
Gross margin	21%	77%		52%
Operating expenses:
Selling expenses	$197	$31	-	$228
General and administrative expenses	840	974	247	2,061
Total operating expense	1,037	1,005	247	2,289
Income (loss) from operations	$122	$4,320	($ 247)	$4,195

Total assets	3,107	23,100	1,626	27,833

2005	Non-standard pressure containers	CNG station construction	Total

Net revenue	$2,035	$6,201	$8,236
Cost of revenues	1,567	2,254	3,821
Gross profit	468	3,947	4,415
Gross margin	23%	64%	54%
Operating expenses:
Selling expenses	$57	$53	$110
General and administrative expenses	268	318	586
Total operating expense	325	371	696
Income from operations	$143	$3,576	$3,719

Total assets	4,516	11,259	15,755

18.	Capital Stock

a)	Authorized common stock and preferred stock:

100,000,000 Common stock at pal value of $0.001
10,00,000 Preferred A share at pal value of $0.001

b)	Recapitalization

On June 2, 2006, the Company entered into an exchange agreement pursuant to which the Company acquired all of the equity of Sinoenergy Holding, through issuing 14,215,385 shares of common stock to the owners of Sinoenergy Holdings.

In connection with the acquisition, the Company entered into a stock redemption agreement with the principal stockholders of Franklyn prior to the reverse acquisition. The Company purchased a total of 3,305,000 shares of common stock for a purchase price of $213,525, which was paid from the proceeds from the sale of the convertible notes.

c)	Convertible Notes

In connection with the acquisition of Sinoenergy Holding, the Company entered a securities purchase agreement with Barron Partners LP, JCAR Funds Ltd., IRA f/b/o John P. O’Shea, Ray Rivers and Steve Mazur pursuant to which the Company sold 6% convertible notes in the principal amount of $3,700,000 with the following detachable securities:

•	390,087 shares of common stock;
•	Warrants to purchase 6,342,858 shares of common stock at $0.85 per shares with an expiration date on June 2, 2011 (A Warrants);
•	Warrants to purchase 6,342,858 shares of common stock at $1.20 per share with an expiration date on June 2, 2011 (B Warrants);
•	Warrants to purchase 6,342,858 shares of common stock at $1.75 per share with an expiration date on December 31, 2006 (C Warrants);

The convertible notes were due March 31, 2007 (Maturity Date) and were to be automatically converted into series A convertible preferred stock at a conversion price of $0.65 per share, subject to adjustment, upon the filing by the Company of an amendment to its articles of incorporation which increased its authorized capital stock and a certificate of designation which creates the right of the holders of a series of preferred stock to be designated as the series A convertible preferred stock. The notes provided that if the restated certificate of incorporation and the certificate of designation are not filed at the time that the notes are converted, the notes are convertible into common stock at a conversion price of $0.65 per share, subject to adjustment.

Based on the conversion price of $0.65 per share, in September 2006, the Company issued a total of 5,692,307 shares of series A preferred stock which are convertible into an aggregate of 5,692,307 shares of common stock, subject to adjustment.

The conversion price of the note and the conversion rate of the series A preferred stock are subject to adjustment in certain instances, including the issuance by us of stock at a price which is less than the conversion price, which is initially $0.65.

In the event that the consolidated pre-tax income, as defined, for the year ended December 31, 2006 is less than $0.212 per share on a fully-diluted basis, then the conversion price is to be reduced by the percentage shortfall, up to a maximum of 40%. Fully-diluted pre-tax income is based on the number of shares of common stock which outstanding or are otherwise issuable, regardless of whether such shares would be included in determining diluted earnings per share under generally accepted accounting principles.

In the event the Company’s consolidated pre-tax income for the year ended December 31, 2007 is less than $0.353 per share on a fully-diluted basis, then the conversion price then in effect shall be reduced by the percentage shortfall, up to a maximum of 40%.

Such reductions shall be made at the time the Company files its Form 10-KSB for the year ended December 31, 2006 and 2007, respectively, and shall apply to the convertible notes or all shares of the series A preferred stock, as the case may be, and warrants which are outstanding on the date the Form 10-KSB is filed, or, if not filed on time, on the date that filing was required.

On March 16, 2007, the Company, Skywide Capital Management Limited (“Skywide”), a principal stockholder of the Company, and the investors in the June 2006 private placement signed an agreement to eliminate the above mentioned reduction terms on the conversion price of the convertible notes, series A preferred stock and warrants. (See also note 23(2) and 23(4))

Pursuant to this agreement, the adjustment provisions in the certificate of designation for the series A preferred stock and the warrants that provide for an adjustment in the conversion or exercise price were eliminated and Skywide agreed to place 1,000,000 shares of common stock into escrow. If the Company’s consolidated pre-tax income per share, on a fully diluted basis, for 2006 and 2007 is less than $0.212 and $0.353 per share, respectively, then Skywide shall deliver to the Company for cancellation, such percentage of 500,000 shares for each year as equals the percentage shortfall from the $0.212 and $0.353 per share target prices respectively, up to a maximum of 40% to the shares set escrowed.

The proceeds of $3,700,000 received by the Company were allocated first to the 390,087 shares of common stock at $0.65 per share, amounting to $253,557 and the remainder allocated between the warrants and the convertible notes without warrants on a pro rata basis based on relative fair values. Paid in capital was credited by the value of the warrants in the amount of $1,343,006

On September 28, 2006, the convertible notes were automatically converted into 5,692,307 shares of series A preferred stock upon the Company’s filing on its restated articles of incorporation and the certificate of designation for the series A preferred stock. Each share of series A preferred stock is convertible into one share of common stock, subject to adjustment.

The assumptions used to determine the warrants valuation under the Black-Scholes pricing model were as follows:

		2006

Type of warrant issued	A Warrants	B Warrants	C Warrants

Number of warrants issued	6,342,857	6,342,857	6,342,857

Assumptions:
Expected volatility	45%	45%	45%
Risk free interest rate	3.5%	3.5%	3.5%
Expected life years	5	5	0.5
Dividend yield	-	-	-
Weighted average fair value per share	$0.23	$0.17	$0.00

On June 2, 2006, the value of the beneficial conversion feature on all issued convertible notes was determined to be $1,593,846 which was credited to paid in capital and charged to earnings as interest expense amortized to maturity date with the unamortized debt discount remaining on the convertible notes on there automatic conversion to series A preferred stock being also expensed as interest during 2006.

d)	Incentive Stock Options

The Company adopted a long-term incentive plan covering 2,000,000 shares of common stock in year 2006. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan is to be administered by a committee of not less than two directors each of which is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007.

In July 2006 the Company granted options to purchase 30,000 shares of common stock at an exercise price of $.65 per share to four of its independent directors. No other options were granted under the plan.

	2006

	Number of options	Weighted average exercise price

Outstanding, beginning of year	-	-
Granted during the year	120,000	$0.65
Exercised during the year	-	-
Expired or cancelled during the year	-	-

Options outstanding at the year end	120,000	$0.65

Under the Stock Option Plan, 50% of the options will be exercisable 6 months later from the granting date and 50% can be exercisable 24 months after the grant.

The assumptions used to determine the stock option valuation expense under the Black-Scholes pricing model were as follows:

2006

Number of stock options granted	120,000
Assumptions:
Expected volatility	50%
Risk free interest rate	4.64%
Expected life years	3
Dividend yield	-
Weighted average fair value share	$0.25

During 2006, the stock options were granted to 4 independent directors of the Company resulting in an expense of $29,794.

f)	Warrants

	Number of warrants

	A Warrants	B Warrants	C Warrants

Balance at December 31, 2005	-	-	-

Issued during the year	6,342,858	6,342,858	6,342,858

Exercised in the year	-	-	-

Expired in the year	-	-	(6,342,858)

Balance at December 31, 2006	6,342,858	6,342,858	-

Warrants were issued at June 2, 2006 in as part of the financing for the Company. Exercise prices for the warrants was $0.85 and $1.20 per share of common stock for the A warrants and B warrants, respectively. The A and B Warrants expire five years after the issuance. Total C Warrants had an exercise price of $1.75 and expired December 31, 2006. The C Warrants expired unexercised.

19.	Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.
The breakdown for the fully diluted outstanding shares is as follows:

December 31, 2006

Common stock outstanding	14,462,268
Common stock issuable upon conversion of series A preferred stock	1,017,680
Common stock issuable pursuant to $.85 warrants	2,196,185
Common stock issuable pursuant to $1.20 warrants	1,569,216
Stock option/incentive plan	41,553

Total diluted outstanding shares	19,286,902

20.	Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

At December 31, 2006, the Company has a credit risk exposure of uninsured cash in banks of approximately $587,799. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The net sales to customers representing at least 10% of net total sales as well as relative account receivable balance are as follows (dollars in thousands):

	Sales		AR		Sales		AR
Customers	For year 2005		December 31, 2005		For year 2006		December 31, 2006

MilenniumGroup Limited	$3,740	46%	$1,494	48%
Shijiazhuang Enric Gas Equipment	831	11%	-	-
Sino-petrol Xinxing Company					$2,835	23%	-	-
Shanghai CNPC Enterpirses					$1,278	11%	$909	21%

21.	Commitments and Contingencies

(1) Legal Proceedings - The Company is not currently a party to any material threatened or pending legal proceedings.

(2) Commitments - The Company has the following material contractual obligations and capital expenditure commitments:
(a) An agreement to acquire the land use rights for the land on which Sinogas’ business is conducted. The outstanding balance of approximately $3.1 million.

(b) The Company leases, pursuant to short-term leases, office space in Wuhan and Pingdingshan for our CNG retail business development activities, and we rent offices in Beijing for our headquarters. The total annual rent is $36,000. The leases expire from October 2007 through March 2008. These leases have standard escalation provisions.

(c) The Company has a purchase order with Fornovo Gas S.r.l of Italy for the purchase of 36 compressor units gasvector and 60 high capacity dispensers for a total purchase price of $9.6 million.

(d) The Company has a purchase agreement signed with China Yuanhang Gas Company (Yuanhang Gas), pursuant to which the Company engaged Yuanhang Gas an import agent to purchase steel tubes for CNG gas stations equipment manufacturing from Italy in the sum of $6.3 million. The purchase price of this products is in Euros and the purchase price in dollars is subject to fluctuations in the exchange rate between Euros and United States dollars.

At December 31, 2006, the Company has paid a total of $2,660,302 as a deposit for long-term letter of credit and prepayments for the above mentioned two purchase orders in paragraphs (c) and (d).

22.	Retirement Benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $81,161 and $47,777 for year 2006 and 2005, respectively, and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

23.	Subsequent Events

(1) Additional 10% equity purchase of Yuhan

The Company had previously owned a 55% interest in Yuhan. In August 2006, the Company entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due in installments.  As of December 31, 2006, the Company owns 90% of Yuhan and up to March 15, 2007, we paid a total of $503,000 and owe $997,000. The agreement, as amended, gives us the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 on payment of the rest $640,000.

(2) Exercise of Warrants and Conversion of Series A Preferred Stock

As of March 30, 2007, the Company has issued 7,207,384 shares of common stock, of which 5,657,143 shares were issued upon exercise of A warrants and 983,006 shares were issued upon exercise of B warrants, and 567,235 shares were issued upon conversion of series A preferred stock. The Company received $5,988,178 from the exercise of the warrants.

(3) Cooperation Agreement to Establish Joint Venture

On January 26, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to the an investment in the construction and operation of CNG stations with Xuancheng municipal government in Anhui Province. Pursuant to the agreement, New Energy and the Company will form a natural gas company with registered capital of $5 million in Xuancheng to construct and operate in Xuancheng City a super-large CNG mother-station that has 100-300 million cubic meters in the Xuancheng region. The Xuancheng government has agreed to provide the joint venture a construction site of 60 square meters.

On February 1, 2007, we and New Energy signed a cooperation agreement relating to the an investment in the construction of CNG stations with the Huangmei County government. Pursuant to the agreement, we will form a natural gas company with registered capital of $5 million in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The Huangmei government has agreed to provide the joint venture a construction site of 60 square meters.

As of March 30, 2007, neither of these companies has received the necessary business license and no investment has been made either business. The agreements provide for each of the Company and New Energy to invest a total of $5 million in the two joint venture.

(4) Agreement on modifying the terms of the series A preferred stock and warrants issued in the June 2006 private placement

On March 16, 2007, the Company, Skywide Capital Management Limited (“Skywide”), a principal stockholder of the Company, and the investors in the June 2006 private placement signed an agreement to eliminate the above mentioned ratchets. Pursuant to this agreement, the adjustment provisions in the certificate of designation for the series A preferred stock and the warrants that provide for an adjustment in the conversion or exercise price were eliminated and Skywide agreed to place 1,000,000 shares of common stock into escrow. If the Company’s consolidated pre-tax income per share, on a fully diluted basis, for 2006 and 2007 is less than $0.212 and $0.353 per share, respectively, then Skywide shall deliver to the Company for cancellation, such percentage up to 40% of 500,000 shares as equals the percentage shortfall from the $0.212 and $0.353 per share target prices.

(5) Acquisition of Equity in Jiaxing Lixun Automotive Electronic Co., Ltd

In March 13, 2007, the Company entered into an agreement to purchase a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for a purchase price of approximately $390,000, which will be paid at the time the transfer of the shares are instituted. The procedure for the transfer of the shares is in process, and the Company anticipates that the shares will be delivered to us by mid-April, 2007. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. The Company expects the transaction to be completed before the middle of April 2007.

(6) Delivery of equipment for Pingdingshan subsidiary

On March 2, 2007, Pingdingshan Sinoenergy Gas Co., Ltd, a 90% owned subsidiary of the Company, received the first shipment of imported equipment for the construction of three CNG sub-stations in Pingdingshan.