Form 10QSB
period 2007-03-31
Sinoenergy CORP
filed 2007-05-21
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2007

Commission File Number 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

234-5149 Country Hills Blvd. NW; Suite 429, Calgary, Alberta, Canada T3A 5K8
(Address of principal executive offices)
Issuer’s telephone number: (832) 274-3766

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 16, 2007, there were 29,435,684 shares of the common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

		March 31, 2007	December 31, 2006
ASSETS	Note(s)	Unaudited	Audited
CURRENT ASSETS
Cash		2,493	588
Accounts receivable (net)	4
-Related party		646	594
-Third party		2,457	3,777
Other receivables	5
-Related party		6,470	1,220
-Third party		1,308	1,176
Deposits and prepayments-Third party	6	4,760	3,187
Deferred expenses		-	4
Inventories	7	829	937
TOTAL CURRENT ASSETS		18,963	11,483

LONG TERM ASSETS
Long term investment	8	390
Property, plant and equipment (net)	9	3,629	3,556
Intangible assets	10	12,044	12,114
Goodwill	11	676	676
Long term deferred tax asset		4	4
TOTAL ASSETS		35,706	27,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term bank loan	12	3,879	3,160
Accounts payable
- Related party		452	452
- Third party		370	211
Other payables	13
- Related party		4,878	4,073
- Third party		1,137	2,359
Accrued expenses		238	176
Warranty accrual		46	40
Advances from customers	14	1,823	701
Income taxes payable	15	7	7
TOTAL CURRENT LIABILITIES		12,830	11,179

Minority interests	16	619	614
Commitments	23

STOCKHOLDERS’ EQUITY
Common stock-$.001 Par Value; Issued and Outstanding- 21,386,115 shares at March 31, 2007, 14,636,472 shares at December 31, 2006	20	21	15
Series A convertible preferred stock-$0.001 Par Value - 5,357,765 shares at March 31, 2007, 5,692,307 shares at December 31, 2006	20	5	6
Additional paid-in capital	20	15,777	9,935
Capital surplus		20	20
Statutory surplus reserve fund	18	1,140	1,140
Retained earnings		4,926	4,576
Accumulated other comprehensive income		368	348
Total stockholders’ equity		22,257	16,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		35,706	27,833

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands of United States dollars except per-share information)

	Note(s)	Three Months Ended March 31,
		2007	2006 (Restated)

NET REVENUE	19	2,626	2,500

COST OF REVENUE		(1,591)	(1,396)

GROSS PROFIT		1,035	1,104

OPERATING EXPENSES
Selling expenses		40	64
General and administrative expenses		582	326

TOTAL OPERATING EXPENSES		622	390

INCOME FROM OPERATIONS		413	714

OTHER INCOME(EXPENSES)
Other non-operating income		1	2
Interest expense		(55)	(42)
Other expenses		(4)	(3)
OTHER INCOME NET		(58)	(43)

INCOME (LOSS) BEFORE INCOME TAXES		355	671
Income taxes	15	-	313
INCOME BEFORE MINORITY INTEREST		355	358
Minority interest		(5)	(22)
NET INCOME		350	336
Other comprehensive income
Foreign currency translation adjustments		20	-
COMPREHENSIVE INCOME		370	336
Earnings Per Share -Basic	21	0.02	0.02
Weighted Average Shares Outstanding- Basic	21	17,561	14,216
Earnings Per Share-Diluted		0.02	0.02
Weighted Average Shares Outstanding- Diluted	21	23,155	14,216

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earning	Capital Surplus	Total Stock- holder’s equity
Balance, December 31, 2006	14,636,472	15	6	9,935	1,140	348	4,576	20	16,040

Preferred A share transfer to common stock	334,543	1	(1)						0
Warrants exercise	6,415,100	5		5,832					5,837
Warrants issued for service				10					10

Net income for the period							350		350

Foreign currency translation						20			20
Balance, March 31, 2007	21,386,115	21	5	15,777	1,140	368	4,926	20	22,257

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	For the Three Months ended March 31,
	2007	2006 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	350	336
Value of warrants issued for service	10	-
Minority interest	5	22
Depreciation	100	73
Amortization of intangible assets	70	74
Provision for doubtful accounts	125	-
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	1,275	(1,781)
(Increase) in other receivables, deposits and prepayments	(7,081)	(150)
Decrease in inventories	108	(223)
Increase in accounts payable	159	881
Increase in accrued expenses	68	5
(Increase)/decrease in deferred expenses	-	2
Increase /(decrease) in advances from customers	1,121	(334)
(Decrease)/Increase in other payables	(288)	446
(Decrease)/increase in income tax payable	-	492

Net cash (used in ) operating activities	(3,978)	(157)

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(173)	(65)
Payment for purchase of land use right	-	-
Other investment payment	(517)

Net cash used in investing activities	(690)	(65)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from bank loan	718	-
Cash received from warrants exercise	5,836	-

Net cash provided in financing activities	6,554	-

Effect of changes in exchange rate	19	-

Net increase in cash	1,905	(222)
Cash at beginning of the year	588	334

Cash at end of the year	2,493	112
Supplementary Cash flow disclosure:
Interest Paid	55	42
Tax Paid	-	-

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

1.	Management’s Responsibility for Interim Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2006. Results for the first three months of 2007 are not necessarily indicative of results for the year.

2.	The Company

(a) Recapitalization Transaction

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc.. The Company’s corporate name was changed to Sinoenergy Corporation on September 28, 2006

On June 2, 2006, Sinoenergy acquired all of the issued and outstanding capital stock of Sinoenergy Holding Limited (“Sinoenergy Holding”) in exchange for 14,215,385 shares of common stock. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy. In connection with this acquisition, the Company purchased 3,305,000 shares of common stock from former stockholders for $213,525. The 14,215,385 shares of common stock issued to the stockholders of Sinoenergy Holding represented a controlling interest in the equity of the Company. Although the legal acquiring party is the Company (then known as Franklyn), the accounting acquiring party is Sinogas. Under generally accepted accounting principles, the acquisition of Sinogas by Sinoenergy Holding and by the Company of Sinoenergy Holding are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy Holding and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are the financial statements of Sinogas, as the “accounting acquirer.” The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

(b) Financing Transaction

In connection with the acquisition of Sinoenergy Holding, the Company entered into a securities purchase agreement pursuant to which the Company issued, for $3,700,000, its 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the series A preferred stock. Each share of series A preferred stock is convertible into one share of common stock, subject to adjustment.

(c) Amendment to Articles of Incorporation

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

(d) History of Sinogas

Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”) was registered in Qingdao, China in October 29, 2004, as a limited liability company under the laws of the PRC, and the registered capital was $7.5 million, which was paid in full.

On November 29, 2005, Qingdao Foreign Trade and Economic Cooperation Bureau approved the Sinoenergy Holding (a company registered in British Virgin Islands) purchase of all the shares from the former shareholders of Sinogas and Sinogas changed from the local investment limited liability company into the wholly-owned foreign investment enterprise.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

(e) The business of Sinogas

In accordance with provisions of Articles of Association and Business License, the business term of Sinogas is fifteen years, from October 29, 2004 to October 29, 2019.

Sinogas manufactures pressure containers of class 1, 2, 3 petroleum refinery equipment, designs and installs compressed natural gas station equipment, and compressed natural gas storage and transportation equipment.

(f) Subsidiaries of the Company

Sinoenergy Holding is a wholly-owned subsidiary of Sinoenergy, and Sinogas is a wholly-owned subsidiary of Sinoenergy Holding.

Sinogas and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”), a non-affiliated party, established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), which, at December 31, 2006, was 90% owned by Sinogas and 10% owned by Kangtai. When Yuhan was organized, the Company owned 55% of Yuhan. The Company has entered into an agreement to purchase 35% of Yuhan for approximately $1,500,000. As of March 31, 2007, we have paid a total of $503,000 and owed $997,000 to Kangtai, and held 90% equity of Yuhan. The agreement, as amended, gives us the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

The term of the business of Yuhan is from May 25, 2005 to April 30, 2009 and the business scope is to manufacture, process and install machinery facilities (not including special equipments and cars); as the wholesaler and retailer of steels, machinery and electronic products, hardware, chemical equipment (not including dangerous equipments).

In June 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee), Wuhan Fukang Automotive Cleaning Energy Company (“Wuhan Cleaning Energy”) and Wuhan Yixiang Industry Trade Company (“Wuhan Yixiang”), signed a cooperation agreement to establish Wuhan Sinoenergy Gas Company (“Wuhan Sinoenergy”) to operate CNG stations. Based on the agreement, the Company, through Sinoenergy and Sinogas, contributed $3,375,000 for a 90% interest, and each of Wuhan Clean Energy and Wuhan Yixiang contributed $190,000 for a 5% interest each. On August 2, 2006, Wuhan Administration Bureau for Industry and Commerce issued a Business License to Wuhan Sinoenergy. The term of the business of Wuhan Sinoenergy is from August 2, 2006 to August 2, 2026.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

In November 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee) Pingdingshan Jinlongma Vehicle Company (“Jinglongma”), signed a cooperation agreement to establish Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”) to operate CNG stations. The Company, through Sinoenergy and Sinogas, is to contribute capital of $1,921,000, of which it had contributed $875,000 through March 31, 2007, for which it received a 90% interest. For a 10% interest, Jinglongma agreed to contribute capital of $192,000, of which it contributed $24,000 through March 31, 2007. On December 4, 2006, Pingdingshan Administration Bureau for Industry and Commerce issued a business license to Pingdingshan Sinoenergy. The term of the business of Pingdingshan Sinoenergy is from December 4, 2006 to December 3, 2026

In connection with the Wuhan Sinoenergy and Pingdingshan Sinoenergy agreement, Sinogas and Beijing Sanhuan signed trust agreement, pursuant to which Sinogas has appointed Beijing Sanhuan as its trustee to hold a portion of its shares of Wuhan Sinoenergy and Pingdingshan Sinoenergy, respectively. According to the trust agreement, except for providing any required information for the entity’s registration, Beijing Sanhuan, as a trustee of Sinogas, does not have any right and liabilities of a stockholder and does not take part in management of the entity.

On February 1, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to an investment in the construction and operation of CNG stations with the Huangmei County government. Pursuant to the agreement, New Energy and the Company will form a natural gas company named Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The registered capital is $5 million of which Sinoenergy Holding Ltd will contribute $2,750,000 and New Energy will contribute $2, 250,000. On March 23, 2007, Hubei Gather received a business license. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of March 31, 2007, Hubei Gather has not received any funding.

In March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for approximately $390,000, which has been paid. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. In connection with the transfer of the shares, Lixun received a new business license. Lixun’s operations will be consolidated with the Company’s from April 1, 2007. The operations of Lixun were not material during the period from March 23, 2007, when the Company acquired Lixun, to March 31, 2007.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

On March 18, 2007, Sinogas and Shanghai CNPC Enterprise Group signed a cooperation agreement to establish Xuancheng Sinoenergy Vechcle Gas Company (“Xuancheng Sinoenergy”) to operate CNG stations. Shanghai CNPC Enterprise has contributed $905,000 for 70% equity and Sinogas has contributed $390,000 for a 30% interest. On March 26, 2007, Xuancheng Administration Bureau for Industry and Commerce issued a business license to Xuancheng Sinoenergy. Since the Company has a minority interest in Xuancheng Sinoenergy, it records that investment under equity method.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company and its subsidiaries were prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable. Actual results could differ from those estimates.

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

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007 and 2006, the Company did not have any cash equivalents.

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

Inventories

Inventories comprise of raw materials, work in process, finished goods and low value consumable articles and are stated at the lower of cost and market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Long-term investment
Investments in entities in which the Company owns more than 20% and less than 50% of the equity and voting rights and does not have a control position are accounted for on the equity method. Investments in entities in which the Company owns less than 20% of the equity and voting rights are stated at cost, and are reviewed periodically to determine there is an impairment in the value of the investment..

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

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

Buildings and facilities              20 years
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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

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

We pay VAT and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be up to five times the amount of the late or deficient tax payable, and will be expenses as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In year 2005 and 2006, the warranty rate was determined to be 0.2 % of gross sales.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

For certain financial instruments, including cash, account receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

Minority Interest

The minority interest refers to the percentage of a subsidiary which is not owned by the Company. The Company eliminates the minority interest portion of any related profits and losses in consolidation.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of shares of common stock outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including shares of common stock issuable upon exercise or conversion of series A preferred stock, stock options granted and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Comprehensive Income and Loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income” (“SFAS No.130”). SFAS No.130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No.130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $20,000 for the three months ended March 31 2007. This amount has been recorded as a separate component of stockholders’ equity.

4. Account Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	March 31, 2007 (unaudited)	December 31, 2006

Accounts receivable	$3,194	$4,468
Less: allowance for doubtful accounts	91	97

Balance	$3,103	$4,371

(a) Accounts receivable from related parties

Accounts receivable at March 31, 2007 include the following related party receivables: $336,241 due from Kangtai, the minority stockholder of Yuhan, for sales made by Kangtai on behalf of Yuhan, $310,314 due from Wuhan Fukang Automotive Cleaning Energy Company, the 5% minority stockholder of Wuhan Sinoenergy, for sales of conversion kits.

Accounts receivable at December 31, 2006 includes a $593,821 receivable from Kangtai for sales made by Kangtai on behalf of Sinogas and Yuhan.

(b) Accounts receivable from third parties

Accounts receivable at March 31, 2007 includes the following accounts receivable from third parties: $458,755 for CNG deposit and transportation equipment sales, $840,150 for pressure container sales, and $918,012 for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Accounts receivable at March 31, 2007 includes the following significant accounts receivable from third parties: $1,125,238 representing the balance of a $1.9 million CNG deposit and transportation equipment sales to a petrochemical company in Shanghai; $909,242 representing the balance for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million.

5. Other Receivables

(a) Other Receivable with Related Party

Under the foreign currency control regulations of the PRC, it is difficult for the Company, as a US company, to exchange United States dollars for RMB. As a result the Company uses Beijing Sanhuan, a related party, as an exchange agent and remits dollars to Beijing Sanhuan and Beijing Sanhuan exchanges the US dollars into RMB and return to the Company. The receivable from related party at March 31, 2007 (unaudited) includes $5,206,000 due from Beijing Sanhuan, representing the dollar amount of RMB that Beijing Sanhuan owes to the Company at that date pursuant to this currency exchange procedures. Other receivables from related parties include $741,396 for rental fee as well as water and power charge to Kangtai, and $134,544 from an unsecured loan due from Kangtai.

The related party balance as at December 31, 2006 was the receivable balance from Kangtai for rental fee, warter and power fee as well as unsecured loan.

(b) Other Receivable with Third Party

Other receivables at March 31, 2007 incluce $513,828 due from Shanghai Zhongyou Group for unsecured loan, $323,244 representing a deposit to apply to for bidding for a project, and $714,000 representing unsecured loans to other third parties.

Other receivables with third party as of 2006 year end mainly represents $502,484 due from Shanghai Zhongyou Group, which in the third quarter of 2006 assumed the debt owned by Xuancheng City Gas (subsidiary of Shanghai Zhongyou Group) to the Company for equipment.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

6. Deposits and Prepayments

The prepayment balance at March 31, 2007 mainly represents $4,411,732 deposits to suppliers for CNG station equipment purchased by the Company for use in the construction of CNG filling stations.

The prepayment balance at December 31, 2006 of $3,187,000 represents deposits to overseas suppliers for CNG station equipment purchase by the Company for use in the construction of CNG filling stations.

7. Inventories

 Inventories at March 31, 2007 and December 31, 2006 are summarized as follows (in thousand US dollars):

	March 31, 2007	December 31, 2006

Raw materials	$376	$339
Work in progress	447	483
Finished goods	6	115

Total	$829	$937

The Company seeks to keep inventory at a minimum level needed for efficient production.

8. Long-term investment

On March 18, 2007, Sinogas and Shanghai CNPC Enterprise Group signed an agreement to establish Xuancheng to operate CNG stations. Shanghai CNPC Enterprise contributed $905,000 for 70% equity and Sinogas contributed $390,000 for a 30% interest. The Company accounts for this investment under the equity method.

9. Property, Plant and Equipment

As of March 31, 2007 and December 31, 2006, property, plant and equipment consist of following (in thousand US dollars):

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

	March 31, 2007	December 31, 2006
Cost
Buildings and facility	$2,773	$2,736
Machinery equipment	1,376	2,137
Motor vehicles	127	153
Office equipment and others	65	70
	$4,341	$5,096
Accumulated depreciation
Buildings and facility	$371	$379
Machinery equipment	319	1,139
Motor vehicles	11	8
Office equipment and others	11	14
	$712	$1,540
Carrying value
Buildings and facility	$2,402	$2,357
Machinery equipment	1,057	998
Motor vehicles	116	145
Office equipment and others	54	56

	$3,629	$3,556

Included in the cost of buildings and facility is $140,414, representing construction-in-process relating to the construction of CNG stations by Wuhan and Pingdingshan Sinoenergy, which commenced in August and December 2006, respectively.

10. Intangible Assets

	March 31, 2007	December 31, 2006
Cost
Patent, technology know-how	$290	$290
Land use right	12,294	12,294
Total	$12,584	$12,584

Accumulated amortization	(540)	(470)

Carrying value	$12,044	$12,114

Patents and technology know how are amortized over 10 years up to September, 2014
Included in the cost of patent and know-how, (RMB 667,500) $81,000 is the technical know how purchased and (RMB1,874,800) $226,000 is paid in capital from Kangtai (minority shareholder) when the Yuhan was incorporated.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

The land use right is the land use right which is purchased by the company from Beijing Sanhuan. The Company has an agreement with Beijing Sanhuan, a related pursuant to which Beijing Sanhuan is to transfer to Sinogas the land use right relating to the land on which Sinogas’ facilities are located. The purchase price for the land use right is approximately $12.3 million. As of March 31, 2007, Sinogas has paid Beijing Sanhuan $9.1 million for the purchase of the land use right, and the outstanding balance of approximately $3.2 million is reflected as a current liability in the financial statements. This balance will be paid when Sinogas obtains final approval from the local government for the transfer of the land use right into its name. Application has been made to the government authorities, and the Company expects that the transfer will be completed before July 2007. Upon government approval, the land use right will have a term of 50 years from the date of approval.

11. Goodwill

On May 25, 2006, the Company and Kangtai formed Yuhan, in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. At March 31, 2007, the Company’s financial statements reflect a 90% ownership of Yuhan, based on having received government approval for the Company’s ownership of a 90% interest in Yuhan. As of March 31, 2007, the Company had paid a total of $503,000 and owed $997,000 with respect to the purchase of a 35% interest in Yuhan, which brought the Company’s interest in Yuhan to 90%. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of the fair value of Yuhan’s net assets at date of acquisition. There was no any impairment for the goodwill in the three months ended March 31, 2007.

12. Short Term Loan

The Company had a $2.5 million short-term loan from the Qingdao First Branch of Shibei District, Agriculture Bank of China, (hereafter refers to as 1st Branch, or the bank). The loan is a short-term working capital loan with the borrowing date starting from November 2, 2005 for $1.5 million and from November 7, 2005 for $1 million and matured on November 1, 2006. The interest rate for the short term loan is 6.669% annually.

Beijing Sanhuan, a related company, and Beijing Zhongyou Environment Tech. Crop., a third party that is a customer of the Company, together signed a ceiling guarantee contract pursuant to which Beijing Sanhuan and Beijing Zhongyou guarantees the Company’s obligations to 1st Branch.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

The Company also has a $1.2 million short term loan from Shenzhen Development Bank, Qingdao Branch (“Shenzhen Development Bank”). In November 27, 2006, the Company signed a short term loan with Shenzhen Development Bank secured by an account receivable of Sinogas of $1,949,546. The loan bears interest at 5.58% per annum plus 1% service fee and is due on November 26, 2007.

In March 2007, the Company received a $646,479 short term loan from China CITIC Bank Qingdao Branch (CITIC Qingdao). The loan bears interest at 7.02% and is due on March 30, 2008. China Yuanhang Gas Company (Yuanhang Gas), an import agent of the Company signed a ceiling guarantee contract, pursuant to which Yuanhang Gas guarantees the ceiling amount of $2.5 million loan obligations to CITIC Qingdao. There was no cost incurred for the guarantee.

13. Other Payables

(a) Other Payables to Related Party:

Other payables to related parties at March 31, 2007, includes $905,071 unsecured loan from Beijin Sanhuan. And $3,142,049 payables to Beijing Sanhuan for balance of the purchase price of the land use right, $818,874 payable to Kangtai for the unpaid part of the 35% acquisition of the equity of Yuhan by the Company, $1,293 to Mr. Guiqiang Shi who is a stockholder of Kangtai; and $129,073 from Mr. Tanzhou Deng, the chairman of the Company, which are carried from the balance of December 31, 2006.

(b) Other Payables to Third Party

The principal component in the other payables -- third party as of both March 31, 2007 and December 31, 2006, is a $1,077,313 unsecured demand loan from SB China V.C. Limited (a Hong Kong company). In China, foreign currencies are controlled by government, and currency exchange agreement with a bank must be approved by the government with a more complex and expensive process. To save time and avoid more exchange loss, in October 2006, Sinoenergy Holding borrowed US dollars through unsecured demand loans for its foreign currency capital payment into Wuhan Sinoenergy. That US dollar borrowing will be repaid by the proceeds received from capital market in the first half of 2007.

(c) VAT and Business taxes

As of March31, 2007, the Company owed VAT and business tax of $407,000 and $193,000, respectively, which, are accrued for the revenues recorded in USGAAP. Although the Company believes that it is in compliance with the common sense of tax practice of PRC, it is possible that the tax authorities may dispute that position. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

14. Advance from Customers

Advances from customers at March 31, 2007 and December 31, 2006 were primarily the advances received for sales. Yuhan receives 30% to 60% of contract amount as down-payment before product manufacturing.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

15. Income Taxes Payable

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Being licensed as foreign owned manufacturing enterprise, Sinogas and Yuhan were granted a corporate income tax holiday, with a 100% corporate tax exemption for the first two years (2006 and 2007) and a 50% corporate tax exemption for the following three years (2008-2010).

No provision for American tax and for British tax is made as Sinoenergy Holding and Sinoenergy are all investment holding companies, and has no assessable income either in the United State or the British Virgin Islands.

16. Minority Interests’ Equity

The activities of the minority interests’ equity during the three months ended March 31, 2007 are summarized as follows:

Beginning balance (December 31, 2006)	614
Minority interests in income	5

Balance, March 31,2007	619

17. Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions in the three months ended March 31, 2007 and 2006, are as follows:

Name of the Person	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. The legal representative of Beijang Sanhuan is the Company’s CEO.

Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Wuhan Fukang Automotive Cleaning Energy Company (Wuhan Fukang)	Minority shareholder of a subsidiary (Wuhan Sinoenergy) from August 2006.

Name of Related Party

Mr. Guili Shi	Shareholder of Kangtai

Mr. GuiQiang Shi	Shareholder of Kangtai

Mr. Tanzhou Deng	Chairman of the Company

Significant transactions between the Company and its related parties during the three months ended March 31, 2007 and 2006 are as follows:

(1)	Sales and purchase transactions with related parties

Name of the related party	For the three months ended March 31,2007 (unaudited)	For the three months ended March 31, 2006 (unaudited)
Beijing Sanhuan	-Act as a agent of the Company for foreign currency transfer to RMB	--
Wuhan Fukang	-$1,598,329 sales of conversion kits	--
Kangtai	--	- Sales with amount of $672,945

Kangtai is the predecessor company of Yuhan. Kangtai purchases products from Yuhan to fill open purchase orders. Yuhan completed those contracts that were made by Kantai prior the separation.

The sales and purchases to and from related parties were made according to a price mutually agreed after taking into prevailing market prices.

(2)	Related-company receivables

Name of the Company	March 31, 2007 (unaudited)	December 31, 2006
Beijing Sanhuan	- $5,206,000 Beijing Sanhuan owned to the company for foreign currency transferring	-$4,986,279 prepayment for land use right transfer
Wuhan Fukang	-$310,310 receivable balance for conversion kit sales	--

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Kangtai	-$ 336,241 sales received on behalf of the Company; -$ 236,313 receivables for water and power fee charge; -$ 505,083 inter-company receivables for rental fee; -$ 134, 544 inter-company loan	- $837,916 inter-company receivables for rental fee; - $236,313 receivables for water and power fee charge and unsecured loan; - $593,821 sales received on behalf of the Company

(3)	Related-company and related party payables

Name of the Company	March 31, 2007 (unaudited)	December 31, 2006

Beijing Sanhuan	- $905,071 unsecured loan from Beijing Sanhuan; - $3,142,049 payable for land use right	- $3,112,071 payables for land use right; - $451,734 for know-how using of CNG station system integration
Kangtai	- $ 818,874 unpaid part for 35% equity purchase of Yuhan	- $811,061 payable for 35% equity purchase of Yuhan;
Mr. Guili Shi	--	- $18,996
Mr. GuiQiang Shi	- $1,293	- $1,264
Mr. Tanzhou Deng	- $ 129,073	- $129,073

The amounts due from and to related parties are interest free, unsecured with no fixed terms.

18. Statutory Surplus Reserve Fund

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

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

19. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company has three operating segments, which are (i) non-standard pressure containers, (ii) CNG station construction and CNG station service and (iii) CNG operation business, which is in the development stage.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate as one geographical segment.

The following tables set forth information relating to our business segments for the three months ended March 31, 2007 and 2006 (dollars in thousands).

Three months ended March 31, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$783	$1,843	-	$2,626
Cost of revenues	614	977	-	1,591
Gross profit	169	866	-	1,035
Gross margin	22%	47%		40%
Operating expenses:
Selling expenses	$5	$35	-	$40
General and administrative expenses	80	236	266	582
Total operating expense	85	271	266	622
Income (loss) from operations	$84	$595	($ 266)	$413

Total assets	3,425	28,000	4,281	35,706

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

Three months ended March 31, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$1,168	$1,332	-	$2,500
Cost of revenues	929	467	-	1,396
Gross profit	239	865	-	1,104
Gross margin	20%	65%		44%
Operating expenses:
Selling expenses	$40	$24	-	$64
General and administrative expenses	120	206	-	326
Total operating expense	160	230	-	390
Income (loss) from operations	$79	$635	-	$714

Total assets	5,324	12,464	-	17,788

20. Capital Stock

(a) Common stock issued on conversion of series A preferred stock and exercise of warrants

As part of the June 2006 private placement, the Company issued (i) notes in the aggregate principal amount of $3,700,000, which were automatically converted into 5,692,307 shares of series A preferred stock in September 2006, (ii) 390,087 shares of common stock and (iii) warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share, and 6,342,858 shares of common stock at $1.75 per share. The $1.75 warrants expired unexercised on December 31, 2006. The $0.85 warrants and the $1.20 warrants expire in June 2011.

At December 31, 2006, all of the shares of series A preferred stock and all of the $0.85 warrants and $1.20 warrants were outstanding. During the three months ended March 31, 2007:

•	334,543 shares of common stock were issued upon conversion of series A preferred stock.

•	5,314,286 shares of common stock were issued upon exercise of $0.85 warrants, from which the Company received $4,517,143.

•	1,100,814 shares of common stock were issued upon exercise of $1.20 warrants, from which the Company received $1,320,977, bringing the total received from warrant exercises to $5,838,120.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

(b) Issuance of warrants

In February 2007, the Company issued to CCG Elite, a financial public relations firm, three-year warrants to purchase 150,000 shares of common stock at an exercise price of $2.10. These warrants were valued at $109,500 and are being amortized over the one-year term of the service agreement. The value of the warrants is included in selling, general and administrative expenses. The assumptions used to determine the warrants’ valuation expense under the Black-Scholes pricing model were as follows:

Shares issuable upon execise of warrants	150,000
Assumptions:
Expected volatility	59.4%
Risk free interest rate	4.99%
Expected life years	3
Dividend yield	-
Weighted average fair value share	$0.73

(c) Stock option

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 120,000 shares of common stock at $0.65 per share.

	Option Number	Weighted average exercise price	Remaining contractual life

Options outstanding at December 31, 2006	120,000	$0.65	4.5 years
Options granted during the period	-	-	-
Options outstanding at March 31, 2007	120,000	$0.65	4.25 years

Options exercisable at March 31, 2007	60,000	$0.65	4.25 years

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

The fair value of options grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model.

21. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The number of shares included in determining diluted earnings per share is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), with the funds obtained thereby being used to purchase common stock at the average market price during the period.

The breakdown for the fully diluted outstanding shares for the three months ended March 31, 2007 is as follows:

Weighted average common stock outstanding during period	17,561,733
Common stock issuable upon conversion of series A preferred stock	2,773,347
Common stock issuable pursuant to $.85 warrants	606,844
Common stock issuable pursuant to $1.20 warrants	2,130,866
Common stock issuable upon exercise of options outstanding during the period	82,375
Total diluted outstanding shares	23,155,165

22. Restatement for the comparative figure of three months ended March 31, 2006

The statement of operations for the three months ended March 31, 2006 did not include an accrual for (i) the amortization of the land use rights of $61,000, which is included in general and administrative expenses, or (ii) a know-how fee of $151,000 to an affiliated party, which is included in cost of revenue.

The following table summarized the result before and after restatement (in thousand of US dollars)

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

	Three months ended March 31,2006
	As previously reported	Retated

Net revenue	2,500	2,500
Cost of revenue	-1,245	-1,396

Gross profit	1,255	1,104
Operating expenses
Selling expenses	64	64
General and administrative expenses	265	320

Total operating expenses	329	390

Income from operations	926	714
Other income (expenses)
Other non-operating income	2	2
Interest expense	-42	-42
Other expenses	-3	-3
Other income (loss) net	-43	-43
Income (loss) before income taxes	883	671
Income tax	-313	-313
Income (loss) before minority interest	570	358
Minority interest	-22	-22
Net income	548	336

Earnings per share -basic	0.04	0.02
Weighted average shares outstanding- basic	14,216	14,216
Earnings per share-diluted	0.04	0.02
Weighted average shares outstanding- diluted	14,216	14,216

23. Commitments and Contingencies

(1) Legal Proceedings - The Company is not currently a party to any material threatened or pending legal proceedings.

(2) Commitments - The Company has the following material contractual obligations and capital expenditure commitments:

(a) The Company has an agreement to acquire the land use rights for the land on which Sinogas’ business is conducted for approximately $12.3 million, on which there is an outstanding balance of approximately $3.1 million.

(b) The Company has a purchase order with Fornovo Gas S.r.l of Italy for the purchase of 36 compressor units and 60 high capacity dispensers for a total purchase price of $9.6 million.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

(c) The Company has a purchase agreement signed with China Yuanhang Gas Company (Yuanhang Gas), pursuant to which the Company engaged Yuanhang Gas as its import agent to purchase from the Italian supplier steel tubes for use in the manufacture of CNG gas station equipment for a purchase price of $6.3 million. Since the purchase price is in Euros, the dollar amount of the Company’s obligation is subject to fluctuations in the exchange rate between Euros and United States dollars.

At March 31, 2007, the Company has paid a total of $3,219,078 as a deposit for long-term letter of credit and prepayments for the above mentioned two purchase orders in paragraphs (c) and (d).

24. Retirement Benefits

The full-time employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $13,475 and $15,744 for the three months ended March 31, 2007 and 2006, respectively, and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

25. Subsequent Events

(a) Stock options grants

On April 2, 2007, the Company’s four independent director received the automatic grant of option to purchase a total of 20,000 shares of common stock at the fair market value on that date, which was $2.03, pursuant to the Company’s 2006 long-term incentive plan.

On April 9, 2007, the Company granted five year options to purchase 1,118,000 shares of common stock at $2.00 per share, being the fair market value on the date of grant. The options vest cumulatively as to 50% on August 3, 2007 and 50% on August 3, 2008.

Sinoenergy Corporation and Subsidiaries
Notes to the unaudited consolidated financial statements

(b) Short-term loan

On April 30, 2007, the Company borrowed approximately $2,585,000 from Bank of Communication Qingdao 1st Branch (Qingdao Communication Bank). The loan, which is due on April 30, 2008, bears interest at 6.39% per annum, and is subject to adjustment based on changes in the interest rate charged by China People Bank.

On April 30, 2007, the Company used the proceeds of the Qingdqo loan to repay the $1.9 million loan term from 1st Branch, and make a $462,900 payment on the loan from Shenzhen Development Bank, leaving a balance of approximately $830,000.

(c) Issuance of common stock

During the period from April 1 to May 16, 2007, the Company issued (i) 2,967,692 shares of common stock upon conversion of the series A preferred stock and (ii) 4,674,186 shares of common stock upon exercise of warrants, from which the Company received proceeds of $5,489,023.  .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this quarterly report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

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

All of our products and services are performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period. For example, in year 2006, we derived $2.8 million, or 23% of our revenue, from CNG station construction technical consulting service to one customer, Sino-petrol Xinxing Company. While in the first three months of 2007 we can generate any revenue from CNG station construction consulting services.

Commencing in 2006, we began to construct CNG stations and we intend to operate CNG stations. This aspect of our business is different from our other business since we will be operating CNG filling stations. The business of operating CNG stations requires a substantial capital investment, and we anticipate that we will seek debt funding for a portion of the costs. Further, the nature of the operation of the business and the risks associated with that business are significantly different from the manufacture of equipment or the construction of CNG stations. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to by price controls by central government and municipal government. The operation of CNG stations is reported as a separate segment.

On February 1, 2007, we and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to an investment in the construction and operation of CNG stations with the Huangmei County government. Pursuant to the agreement, the New Energy and we will form a natural gas company named Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters. The registered capital is $5 million of which we will contribute $2,750,000 and New Energy will contribute $2, 250,000.

On March 23, 2007, Hubei Gather was approved and was issued a business license with a term expiring on March 22, 2027. As of March 31, 2007, neither we nor New Energy provided any funding to Hubei Gather.

In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. Lixun’s operations will be consolidated with the Company’s from April 1, 2007. The operations of Lixun were not material during the period from March 23, 2007, when the Company acquired Lixun, to March 31, 2007.

Our CNG vehicle and gas station equipment business include two product lines:

•	CNG vehicle and gas station equipment manufacture and installation; and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our nonstandard equipment and pressure container business reflects our original business. It is a traditional chemical equipment manufacture business with a relatively lower profit margin.

The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Due to rapid development and early stage of CNG station business in the PRC, we have been able to generate substantial gross margins in this portion of our business.

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

Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. In addition, our purchases from our Italian supplier are in Euros. When we discuss the amount of our future obligations, we convert RMB or Euros to dollars at the current exchange rate. However, since the payment will be made in the future, the amount paid in United States dollars may be different from the amount set forth in this annual report as a result of fluctuations in the currency rates.

Results of Operations

In the first quarter of 2007, we had three business segments, and in the same period of 2006, we had two business segments. The third segment -- the construction of CNG stations to be operated by us and the operation of those CNG stations -- is in the development stage. They are:

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

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Facilities and Construction”)

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

The following tables set forth information relating to our business segments for the three months ended March 31, 2007 and 2006 (dollars in thousands).

Three months ended March 31, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Total

Net revenue	$783	$1,843	-	$2,626
Cost of revenues	614	977	-	1,591
Gross profit	169	866	-	1,035
Gross margin	22%	47%		40%
Operating expenses:
Selling expenses	$5	$35	-	$40
General and administrative expenses	80	236	266	582
Total operating expense	85	271	266	622
Income (loss) from operations	$84	$595	($ 266)	$413

Total assets	3,425	28,000	4,281	35,706

Three months ended March 31, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Total

Net revenue	$1,168	$1,332	-	$2,500
Cost of revenues	929	467	-	1,396
Gross profit	239	865	-	1,104
Gross margin	20%	65%		44%
Operating expenses:
Selling expenses	$40	$24	-	$64
General and administrative expenses	120	206	-	326
Total operating expense	160	230	-	390
Income (loss) from operations	$79	$635	-	$714

Total assets	5,324	12,464	-	17,788

Net Revenue. Net revenue for three months ended March 31, 2007 (the “March 2007 quarter”) was approximately $2.6 million, a modest increase from the net revenue of approximately $2.5 million for the three months ended March 31, 2006 (the “March 2006 quarter”). This increase reflects a decline in sales of non-standard pressure containers of $385,000 or approximately 33.0%, which was offset by an increase of approximately $511,000, or 38.4%, in revenue from CNG station facilities and construction. The decline in sales from non-standard pressure containers resulted from our re-tooling of the production line as part of our plan for the strategic development of that line of business. The increase in our revenue from CNG station facilities and construction reflected the effects of our efforts to develop this business with the additional funds that were available from our June 2006 private placement.

 Cost of Revenue. The cost of revenue for March 2007 quarter was approximately $1,591,000, compared with the $1,396,000 in the March 2006 quarter, with a 14% increase, resulting in a modest decrease in gross profit from $1,104,000 to $1,035,000. The overall percentage increase in cost of revenue was greater than the revenue, resulting in a decline in our gross margin from 44.2% in the March 2006 quarter to 39.4% in the March 2007 quarter. Our cost of revenue for the non-standard pressure containers decreased approximately $315,000, or 33.9%, from $929,000 in the March 2006 quarter to $614,000 in the March 2007 quarter, reflecting a modest increase in gross margin from 20.5% to 21.6%. Our cost of revenue for the CNG station facilities and construction division increased by approximately $510,000, or 109.2%, from $467,000 in the March 2006 period to $977,000 in the March 2007 period, reflecting a decrease in gross margin from 64.9% to 47.0%, The decrease in the gross margin from the CNG station facilities and construction division reflect the following factors:

•
In the first quarter of 2007, all of our revenue in this segment was derived from the sale of the equipment for the CNG stations rather than service revenue relating to the construction of the CNG stations. The service revenue generates a significantly higher gross margin than the sale of the equipment.

•
Our cost of revenue for the CNG facilities and construction segment includes for the March 2007 quarter the purchase of raw materials, including the steel bottles purchased from Italy with a significant cost and long delivery period. In the March 2006 period, customers provided these raw materials and we provided the machining, installation and related service, which generate a higher gross margin.

Operating Expenses. Operating expenses were approximately $622,000, an increase of $232,000, or 59.5%, from the March 2006 quarter to the March 2007 quarter. The increase was mainly from CNG station operating segment due to more development work were done for new CNG stations construction preparing work. Our CNG station operating business began in August 2006. This segment did not generate any revenue in the March 2007 quarter and it incurred general and administrative expenses of $195,000. In addition, during the March 2007 quarter, we had increased general and administrative expenses resulting for our status as a public company. In the March 2006 quarter, we were a private company and did not incur these expenses.

Income from Operations. Income from operations was approximately $413,000 for the March 2007 quarter, compared with approximately $714,000 in March 2006 quarter.

Interest Expense. Interest expense increased from $42,000 in the March 2006 quarter to $55,000 in the March 2007 quarter. This increase results from an increase of $1.3 million in short term bank loan which we incurred in connection with the expansion of our business, particularly the development of the CNG service station business.

Income Taxes. Two of our subsidiaries, Sinogas and Yuhan, have received exemptions from corporate income tax. As a result of the exemption, the Company incurred no income tax in the March 2007 quarter, compared with income tax of $313,000 in the March 2006 quarter.

Net income. As a result of the factors described above, the Company had net income of $350,000, or $.02 per share (basic and diluted), for the March 2007 quarter, as compared with net income of $336,000, or $.02 per share (basic and diluted), for the March 2006 quarter.

 Liquidity and Capital Resources

At March 31, 2007, we had cash of approximately $2,493,000, an increase of approximately $587,799 from December 31, 2006. At March 31, 2007, we had working capital of approximately $6,133,000 and stockholders’ equity of approximately $22.4 million, compared with working capital of approximately $300,000 and stockholders’ equity of approximately $16.0 million at December 31, 2006. The increase in cash, working capital and stockholders’ equity results largely from the $5,838,000 which we received from the exercise of warrants during the March 2007 quarter. During the March 2007, we used $2,126,000 in our operations, resulting, in large part from an increase of $5,222,000 in receivables, deposits and prepayments. During the period from April 1, 2007 to May 16, 2007, we received an additional $5,489,000 from the exercise of warrants.

On March 23, 2007, we purchased a 60% interest in Lixun for approximately $390,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. These operations will be consolidated with our operations commencing April 1, 2007.

When we formed Yuhan with Kantai, we had a 55% interest in Yuhan. We have since acquired an additional 35% for $1,500,000, of which, at March 15, 2007, we had paid $503,000 and owed $997,000. We have the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

On February 1, 2007, we and New Energy, signed a cooperation agreement relating to an investment in the construction and operation of CNG stations with the Huangmei County government. Pursuant to the agreement, the New Energy and the Company will form a natural gas company named Hubei Gather to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The registered capital is $5,000,000 of which we will contribute $2,750,000 and New Energy will contribute $2, 250,000. As of March 31, 2007, this venture has not been funded.

On March 18, 2007, we, through our subsidiary, Sinogas, and Shanghai CNPC Enterprise Group signed a cooperation agreement to establish Xuancheng Sinoenergy Vechcle Gas Company (“Xuancheng Sinoenergy”) to operate CNG stations. Based on the agreement, Shanghai CNPC Enterprise contributed $905,000 for 70% equity and Sinogascontributed capital of $388,000 for a 30% interest. As of March 31, 2007, this venture has been funded. Xuancheng Sinoenergy is in the development stage, and as of March 31, 2007, had not been engaged in any business activity. The Company accounts for its interest in Xuancheng Sinoenergy under the equity method.

In addition to our funding obligations described above, we have the following commitments for capital expenditures:

Pursuant to a purchase agreement with Fornovo Gas S.r. l of Italy, we agreed to purchase 36 gasvector compressor units plus 60 high capacity dispensers for $9.6 million for our CNG stations.

Pursuant to a purchase agreement with China Yuanhang Gas Company (Yuanhang Gas), we appointed Yuanhang Gas as our import agent to purchase steel tube for CNG gas stations equipment manufacturing from Italy for $6.3 million. The purchase price of this product is in Euros and the purchase price in dollars is subject to fluctuations in the exchange rate between Euros and United States dollars. At March 31, 2007, we have paid $3.1 million as deposit for long-term letters of credit and prepayment for these two purchase agreements.

On April 30, 2007, we received a $2,585,000 short term loan from Bank of Communication Qingdao 1st Branch (Qingdao Communication Bank). The loan bears the normal interest rate prevailed by China People Bank of 6.39%, and will be adjusted accordingly. We used the proceeds of this loan to pay in full our obligations under our $1,900,000 loan from 1ST Branch, and we made a payment of $462,900 on account of our loan from Shenzhen Development Bank, leaving a balance due of approximately $830,000.

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

Foreign Currency Transactions -Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations for 2006.

The government of the PRC imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

Stock-Based Compensation - We grant stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

New Accounting Pronouncements

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

Item 3. Controls and Procedures

Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed, under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in these reports is recorded, processed, summarized and reported as and when required, except as follows.

We identified certain material weaknesses in the systems of internal controls as they relate to our subsidiaries. We are currently addressing those weaknesses and we expect to implement changes before the third quarter of 2007. In the interim, we performed additional procedures to ensure that the all material adjustments were processed to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this quarterly report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

The certification of our chief executive officer and chief financial officer, which is included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-QSB, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certification.

There were no other changes in our internal control or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: May 21, 2007	/s/ Bo Huang
Bo Huang, Chief Executive Officer

/s/ Qiong (Laby) Wu
Dated: May 21, 2007	Qiong (Laby) Wu, Chief Financial Officer