Form 10QSB
period 2007-06-30
Sinoenergy CORP
filed 2007-08-13
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2007

Commission File Number 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

[use china address]234-5149 Country Hills Blvd. NW; Suite 429, Calgary, Alberta, Canada T3A 5K8
(Address of principal executive offices)

Issuer’s telephone number: (832) 274-3766 [use China phone number]

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

As of August 7, 2007, there were 31,183,377 shares of the common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated balance sheets at June 30, 2007 (unaudited) and December 31, 2006	2
Unaudited consolidated statements of operations for the three months ended June 30, 2007 and 2006	3
Unaudited consolidated statements of operations for the six months ended June 30, 2007 and 2006	4
Unaudited consolidated statement of stockholders’ equity for the six months ended June 30, 2007	5
Unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2006	6
Notes to consolidated financial statements	7-35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Controls and Procedures	51
Part II. Other Information	51
Item 6. Exhibits	53

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

		June 30, 2007	December 31, 2006
	Note(s)	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash		4,304	588
Accounts receivable (net)	4
-Related party		516	594
-Third party		4,577	3,777
Other receivables	5
-Related party		912	1,220
-Third party		2,681	1,176
Deposits and prepayments-third party	6(1)	1,466	3,187
Deferred expenses		-	4
Inventories	7	1,688	937
TOTAL CURRENT ASSETS		16,144	11,483

LONG TERM ASSETS
Long term investment	8	390
Property, plant and equipment (net)	9	6,156	3,556
Intangible assets	10	12,161	12,114
Other long-term asset	6(2)	6,815
Goodwill	11	676	676
Long term deferred tax asset		4	4
TOTAL ASSETS		42,346	27,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term bank loan	12	4,134	3,160
Accounts payable
- Related party			452
- Third party		1,471	211
Other payables	13
- Related party		345	4,073
- Third party		1,419	2,359
Accrued expenses		163	176
Warranty accrual		60	40
Advances from customers	14	3,162	701
Income taxes payable	15	135	7
TOTAL CURRENT LIABILITIES		10,889	11,179

Minority interests	16	1,216	614
Commitments	23
STOCKHOLDERS’ EQUITY
Common stock- par value$.001 per share; Issued and Outstanding- 31,183,377 shares at June 30, 2007, 14,636,472 shares at December 31, 2006	20	31	15
Series A convertible preferred stock-$0.001 Par Value - 234,688 shares at June 30, 2007, 5,692,307 shares at December 31, 2006	20	-	6
Additional paid-in capital	20	21,633	9,935
Capital surplus		20	20
Statutory surplus reserve fund	18	1,140	1,140
Retained earnings		6,872	4,576
Accumulated other comprehensive income		545	348
Total stockholders’ equity		30,241	16,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		42,346	27,833

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
 (In thousands of United States dollars except per share information)

		Three Months Ended June 30,
	Note(s)	2007	2006(restated)
NET REVENUE		6,181	3,383

COST OF REVENUE		(2,972)	(2,184)

GROSS PROFIT		3,209	1,199

OPERATING EXPENSES
Selling expenses		65	58
General and administrative expenses		928	557

TOTAL OPERATING EXPENSES		993	615

INCOME(LOSS) FROM OPERATIONS		2,216	584

OTHER INCOME(EXPENSES)
Other non-operating income		4	7
Interest expense		(123)	(203)
Other expenses		(4)	-
OTHER INCOME (LOSS) NET		(123)	(196)

INCOME (LOSS) BEFORE INCOME TAXES		2,093	388
Income tax		(44)	(240)
INCOME BEFORE MINORITY INTEREST		2,049	148
Minority interest		(103)	(11)
NET INCOME		1,946	137
Other comprehensive income
Foreign currency translation adjustments		177	192
COMPREHENSIVE INCOME		2,123	329
Earnings Per Share -Basic	21	0.07	0.01
Weighted Average Shares Outstanding- Basic		27,780,340	14,366,411
Earnings Per Share-Diluted		0.07	0.01
Weighted Average Shares Outstanding- Diluted		29,158,368	14,366,411

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands of United States dollars except per share information)

		Six Months Ended June 30,
	Note(s)	2007	2006(restated)
NET REVENUE		8,807	5,883

COST OF REVENUE		(4,563)	(3,580)

GROSS PROFIT		4,244	2,303

OPERATING EXPENSES
Selling expenses		105	122
General and administrative expenses		1,510	883

TOTAL OPERATING EXPENSES		1,615	1,005

INCOME(LOSS) FROM OPERATIONS		2,629	1,298

OTHER INCOME(EXPENSES)
Other non-operating income		5	9
Interest expense		(178)	(245)
Other expenses		(8)	(3)
OTHER INCOME (LOSS) NET		(181)	(239)

INCOME (LOSS) BEFORE INCOME TAXES		2,448	1,059
Income tax		(44)	(553)
INCOME BEFORE MINORITY INTEREST		2,404	506
Minority interest		(108)	(33)
NET INCOME		2,296	473
Other comprehensive income
Foreign currency translation adjustments		197	192
COMPREHENSIVE INCOME		2,493	665
Earnings Per Share -Basic	21	0.10	0.03
Weighted Average Shares Outstanding- Basic		22,670,835	14,306,730
Earnings Per Share-Diluted		0.10	0.03
Weighted Average Shares Outstanding- Diluted		23,917,039	14,306,730

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earning	Capital Surplus	Total Stock- holder’s equity
Balance, December 31, 2006	14,636,472	15	6	9,935	1,140	348	4,576	20	16,040

Issuance of common stock on conversion of series A preferred stock	5,457,619	6	(6)						-
Issuance of common stock on exercise of warrants	11,089,286	10		11,316					11,326
Issuance of warrants				37					37
Grant of stock options				345					345
Net income for the period							2,296		2,296
Comprehensive income						197			197
Balance, June 30, 2007	31,183,377	31	-	21,633	1,140	545	6,872	20	30,241

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Six Months ended June 30, 2007	Six Months Ended June 30, 2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,296	473
Issuance of warrants	37	160
Grant of stock options	345
Minority interest	108	33
Depreciation	246	145
Amortization of intangible assets	139	93
Provision for doubtful accounts	(11)	4
Changes in operating assets and liabilities:
Decrease in accounts receivable	(696)	(3,359)
(Increase) in other receivables, deposits and prepayments	(3,899)	(1,924)
(Increase)/decrease in inventories	(751)	29
Increase in accounts payable	808	853
Increase/(decrease) in accrued expenses	6	20
Increase/(decrease) in advances from customers	2,460	(408)
(Decrease)/increase in other payables	(1,486)	1,134
Increase in income tax payable	129	591

Net cash (used in ) operating activities	(269)	(2,158)

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(3,032)	(65)
Payment for purchase of land use right	(2,659)	-
Purchase of minority interest in subsidiaries	(2,818)

Net cash used in investing activities	(8,509)	(65)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from bank loan	971	-
Cash received from capital contribution	-	3,101
Cash received from warrants exercise	11,326	-

Net cash provided in financing activities	12,297	3,101

Effect of changes in exchange rate	197	-

Net increase in cash	3,716	878
Cash at beginning of the year	588	334

Cash at end of the year	4,304	1,212
Supplementary Cash flow disclosure:
Interest Paid	178	86

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.	Management’s Responsibility for Interim Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2006. Results for the first six months of 2007 are not necessarily indicative of results for the year.

2.	The Company

(a) Recapitalization Transaction

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc.. The Company’s corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, Sinoenergy acquired all of the issued and outstanding capital stock of Sinoenergy Holding Limited (“Sinoenergy Holding”) in exchange for 14,215,385 shares of common stock. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy. In connection with this acquisition, the Company purchased 3,305,000 shares of common stock from former stockholders for $213,525. The 14,215,385 shares of common stock issued to the stockholders of Sinoenergy Holding represented a controlling interest in the equity of the Company. Although the legal acquiring party is the Company (then known as Franklyn), the accounting acquiring party is Sinogas. Under generally accepted accounting principles, the acquisition of Sinogas by Sinoenergy Holding and by the Company of Sinoenergy Holding are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy Holding and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are the financial statements of Sinogas, as the accounting acquirer. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.

(b) Financing Transaction

In connection with the acquisition of Sinoenergy Holding, the Company entered into a securities purchase agreement pursuant to which the Company issued, for $3,700,000, its 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the series A preferred stock. Each share of series A preferred stock is convertible into one share of common stock, subject to adjustment. For the six months ended June 30, 2007, a total of 5,457,619 shares of series A preferred stock were converted into common stock.

(c) Amendment to Articles of Incorporation

On September 28, 2006, the Company’s articles of incorporation were amended and restated. The restated articles of incorporation changed the Company’s name to Sinoenergy Corporation and created a class of 10,000,000 shares of preferred stock, par value $0.001 per share, with the directors having broad powers to set the rights, preferences, privileges and limitations of one of more series of preferred stock, and increased the authorized common stock to 100,000,000 shares of common stock, par value $0.001 per share. On September 28, 2006, the Company also filed a certificate of designation setting forth the rights, preferences, privileges and limitations of the series A convertible preferred stock. As a result of the filing of the restated articles of incorporation and the certificate of designation for the series A preferred stock, the 6% convertible notes were automatically converted into an aggregate of 5,692,307 shares of series A preferred stock, of which 5,457,619 shares of series A preferred stock were convered into common stock by June 30, 2007.

 (d) History of Sinogas

Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”) was registered in Qingdao, China in October 29, 2004, as a limited liability company under the laws of the PRC, and the registered capital was $7.5 million, which was paid in full.

On November 29, 2005, Qingdao Foreign Trade and Economic Cooperation Bureau approved the purchase by Sinoenergy Holding (a company registered in British Virgin Islands) of all the shares from the former shareholders of Sinogas and Sinogas changed from the domestic investment limited liability company into the wholly-owned foreign investment enterprise.

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

Sinogas and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”), a non-affiliated party, established Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), which, at December 31, 2006 and June 30, 2007, was 90% owned by Sinogas and 10% owned by Kangtai. When Yuhan was organized, the Company owned 55% of Yuhan. The Company has entered into an agreement to purchase 35% of Yuhan for approximately $1,500,000. As of June 30, 2007, the Company had paid a total of $1.2 million and owed $300,000 to Kangtai, and held 90% equity of Yuhan. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

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

In November 2006, Sinoenergy, Sinogas (through Beijing Sanhuan as its trustee) Pingdingshan Jinlongma Vehicle Company (“Jinglongma”), signed a cooperation agreement to establish Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”) to operate CNG stations. The Company, through Sinoenergy and Sinogas, is to contribute capital of $1,921,000, of which it had contributed $875,000 through June 30, 2007, for which it received a 90% interest. For a 10% interest, Jinglongma agreed to contribute capital of $192,000, of which it contributed $29,074 through June 30, 2007. On December 4, 2006, Pingdingshan Administration Bureau for Industry and Commerce issued a business license to Pingdingshan Sinoenergy. The term of the business of Pingdingshan Sinoenergy is from December 4, 2006 to December 3, 2026.

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

On February 1, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to an investment in the construction and operation of CNG stations with the Huangmei County government. Pursuant to the agreement, New Energy and the Company will form a natural gas company named Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The registered capital is $5 million of which Sinoenergy Holding Ltd will contribute $2,750,000 and New Energy will contribute $2,250,000. On March 23, 2007, Hubei Gather received a business license. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of June 30, 2007, $752,474 has been invested in Hubei Gather by the Company and New Energy.

On April 20, 2007, the Company and Green Fuel signed equity purchase agreement, pursuant to which the Company will purchase the 45% equity of Anhui Gather owned by Green Fuel for the price of $2,750,000 including $344,330 register capital paid by Green Fuel and $500,000 for the cost to obtain 200 million cubic meters natural gas quota from Sinopec. As of June 30, 2007, the Company had paid $844,330 to Green Fuel. The Company is to pay the remaining $1,905,670 to Anhui Gagher according to requirement of PRC government. On July 4, 2007, Anhui Gather received PRC government approval for the transfer of the stock interest and its business license was updated accordingly.

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Green Fuel owning 45% equity. The business scope was to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters. As of August 10, 2007, Anhui Gather is in development stage and has not yet commenced operations.

In March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its shareholders for approximately $390,000, which has been paid. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. In connection with the transfer of the shares, Lixun received a new business license. Lixun’s operation has been consolidated with the Company’s financial statements since April 1, 2007.

On March 18, 2007, Sinogas and Shanghai CNPC Enterprise Group signed a cooperation agreement to establish Xuancheng Sinoenergy Vechcle Gas Company (“Xuancheng Sinoenergy”) to operate CNG stations. Shanghai CNPC Enterprise has contributed $905,000 for 70% interest and Sinogas has contributed $388,000 for a 30% interest. On March 26, 2007, Xuancheng Administration Bureau for Industry and Commerce issued a business license to Xuancheng Sinoenergy. Since the Company has a minority interest in Xuancheng Sinoenergy, it records this investment under equity method.

On April 20, 2007, the Company and Shanghai CNPC Enterprise Group (CNPC Enterprise) signed equity purchase agreement, pursuant to which the Company will purchase the 70% of Xuancheng Sinoenergy Gas owned by CNPC Enterprises for the price of $1,772,700. Xuancheng Sinoenergy Gas was incorporated on March 26, 2007. The Company owns 30% and CNPC Enterprise owns 70% of the equity in this enterprise. Xuancheng Sinoenergy is in the development stage and has not yet commenced operation.
As of the date of this report, the transaction has not closed and the Company has paid $722,211 to CNPC Enterprise.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company and its subsidiaries were prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. Results of operations for the interim periods are not necessarily indicative of results for the entire year.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts and other receivables, the valuation and costing of inventory, depreciation of property, plant and equipment, impairment of long-lived assets, income taxes and contingencies. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2007 and 2006, the Company did not have any cash equivalents.

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

Long-term investments

Investments in entities in which the Company owns more than 20% and not more than 50% of the equity and voting rights and does not have a control position are accounted for on the equity method. Investments in entities in which the Company owns less than 20% of the equity and voting rights are stated at cost, and are reviewed periodically to determine whether there is an impairment in the value of the investments.

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

Intangible Assets

Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of 10 years. The technical know-how, which was acquired at the end of 2004 is valued and amortized according to relevant industry standard. The patent was acquired in May 2005, and is amortized over the 10-year life of the patent.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use right for the land on which Sinogas’ facilities are recorded as an intangible asset.

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

The Company recognizes product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, and the cost is recognized based on total contracted cost and the percentage of completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

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

Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  Based on its experience and industry practice, the Company determined that the warranty rate was is 0.2 % of gross sales.

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

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $176,000 and $195,000 for the three months and six months ended June 30, 2007 respectively. This foreign currency translation gain has been recorded as a separate component of stockholders’ equity.

4. Account Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	June 30, 2007	December 31 , 2006
	(unaudited)
Accounts receivable	$5,165	$4,468
Less: allowance for doubtful accounts	72	97

Balance	$5,093	$4,371

(a) Accounts receivable from related parties

Accounts receivable at June 30, 2007 include the following related party receivables: $515,968 due from Kangtai, the minority stockholder of Yuhan, for sales made by Kangtai on behalf of Yuhan.

Accounts receivable at December 31, 2006 include a $593,821 receivable from Kangtai for sales made by Kangtai on behalf of Sinogas and Yuhan.

(b) Accounts receivable from third parties

Accounts receivable at June 30, 2007 include the following accounts receivable from third parties: $1,196,449 for CNG deposit and transportation equipment sales, $939,593 for pressure container sales; $1,910,577 due from Wuhan Fukang Automotive Cleaning Energy Company, the 5% minority stockholder of Wuhan Sinoenergy, for sales of conversion kits.

Accounts receivable at December 31, 2006 include the following significant accounts receivable from third parties: $1,125,238 representing the balance of a $1.9 million CNG deposit and transportation equipment sales to a petrochemical company in Shanghai; $909,242 representing the balance for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million.

5. Other Receivables

(a) Other Receivable from Related Parties

Other receivables from related parties includes $335,237 receivables from Beijing Sanhuan for advances made in connection with the purchase of the land use right from Bejing Sanhuan; $136,314 for rental fee as well as water and power charge to Kangtai, and $177,302 from an unsecured loan due from Kangtai. The balance also includes $262,622 unsecured loan to Xuancheng Sinoenergy Gas Co., of which the Company owns a 30% equity interest.

The related party balance as at December 31, 2006 was the receivable balance from Kangtai for rental fee, water and power fee as well as unsecured loan.

(b) Other Receivable from Third Party

Other receivables from third parties at June 30, 2007 represents primarily $656,555 due from Zhongyuanhang for unsecured loan, $636,622 due from Jiangsu Dongfanghong Fertilizer Co. for unsecured loan; $315,146 for unsecured loan to Qingdao Mechanism Development Co.; $272,702 unsecured loan to China New Energy, which has been repaid in July 2007.

Other receivables from third party at December 31, 2006 mainly represent $502,484 due from Shanghai Zhongyou Group, which in the third quarter of 2006 assumed the debt owned by Xuancheng City Gas (subsidiary of Shanghai Zhongyou Group) to the Company for equipment.

6(1). Deposits and Prepayments

The balance at June 30, 2007 mainly represents $423,269 prepayment to a supplier, Tianjing Green Fuel Co., for components parts of conversion kits purchased by the Company for installing conversion kits as well as several prepayments to other suppliers for routine operating business.

The prepayment balance at December 31, 2006 of $3,187,000 represents deposits to overseas suppliers for CNG station equipment purchase by the Company for use in the construction of CNG filling stations.

6(2). Other long-term assets

The balance at June 30, 2007 represents some prepayments for long-lived assets as well as prepayments for long-term equity investment and prepayments for land use right title deed, payment for a 45% equity interest in Anhui Gather and for a 70% equity interest in Xuancheng Sionenergy.

The detailed background information about the prepayment is as following:

(a)
$2,100,978 temporary unsecured loan to Beijing Sanhuan: On May 8, 2007, in order to acknowledge and compensate Beijing Sanhuan for the increase in the value of land use right and the additional expenses incurred, the Company and Beijing Sanhuan signed loan agreement, pursuant to which Sinogas agreed to lend $2,100,978 to Beijing Sanhuan, and Beijing Sanhuan pledged to complete the transfer of title to the land use right to Sinogas before the end of June 2007,. The loan to Beijing Sanhuan is to be offset against the increase in the purchase price for the land use right. On May 14, 2007, the Company received the land use right title deed.

(b)
$722,211 prepayment to Shanghai CNPC Enterprises (CNPC Enterprises): On April 20, 2007, the Company and CNPC Enterprises signed equity purchase agreement, pursuant to which the Company will purchase 70% of Xuancheng Sinoenergy Gas owned by CNPC Enterprises at the price of $1,772,700. As of June 30, 2007 the transaction has not closed, so the Company recorded the initial payment as prepayment.

(c)
$844,330 prepayment to Tianjin Green Fuel Company (Green Fuel): On April 20, 2007, the Company and Green Fuel signed equity purchase agreement, pursuant to which the Company will purchase the 45% equity of Anhui Gather owned by Green Fuel at the price of $2,750,000. As of June 30, 2007, the transaction has not closed, so the Company recorded the down-payment as prepayment;

(d)	The balance also includes $2,232,000 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets.

7. Inventories

 Inventories at June 30, 2007 and December 31, 2006 are summarized as follows (in thousand US dollars):

	June 30, 2007	December 31, 2006
Raw materials	$888	$339
Work in progress	333	483
Finished goods	467	115
Total	$1,688	$937

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

9. Property, Plant and Equipment

As of June 30, 2007 and December 31, 2006, property, plant and equipment consist of following (in thousand US dollars):

	June 30, 2007	December 31, 2006
Cost
Buildings and facility	$4,949	$2,736
Machinery equipment	1,583	2,137
Motor vehicles	320	153
Office equipment and others	162	70
	$7,014	$5,096
Accumulated depreciation
Buildings and facility	$435	$379
Machinery equipment	372	1,139
Motor vehicles	27	8
Office equipment and others	24	14
	$858	$1,540
Carrying value
Buildings and facility	$4,514	$2,357
Machinery equipment	1,211	998
Motor vehicles	293	145
Office equipment and others	138	56

	$6,156	$3,556

Included in the cost of buildings and facility is $1,833,417, representing construction-in-process relating to the construction of CNG stations by Wuhan Sinoenergy and Pingdingshan Sinoenergy and Hubei Gather, which commenced in August 2006, December 2006 and March 2007, respectively.

10. Intangible Assets

	June 30, 2007	December 31, 2006
Cost
Patent, technology know-how	$294	$290
Land use right	12,475	12,294
Total	$12,769	$12,584

Accumulated amortization	(608)	(470)

Carrying value	$12,161	$12,114

Patents and technology know how are amortized over 10 years up to September, 2014 Included in the cost of patent and know-how, $91,000 is the technical know how purchased and $226,000 is paid in capital from Kangtai (minority shareholder) when the Yuhan was incorporated.

The land use right is the land use right which was purchased by the Company from Beijing Sanhuan. The Company has an agreement with Beijing Sanhuan, a related party, pursuant to which Beijing Sanhuan is to transfer to Sinogas the land use right relating to the land on which Sinogas’ facilities are located. The purchase price for the land use right was initially approximately $12.3 million. The purchase price for the land use right was increased to $18.6 million pursuant to an amendment to the sales agreement, as a result of increased costs and an increase in the value of the land use right. Pursuant to the amendment, the increase was conditioned upon Beijing Sanhuan providing the Company with a special purpose audit report to support the increased cost, and the management is to engage third party independent professionals to provide a report for the land use right valuation. As of the date of this report, the land use right valuation is under process and Beijing Sanhuan has not provided the Company with the special purpose audit report.

In May 14, 2007, the Company received the land use right title deed, and the land use right have a term of 50 years from the date of approval. As of June 30, 2007, Sinogas has paid $12.3 million to Beijing Sanhuan and advanced Beijing Sanhuan $2.1 million, which will be used to offset the increase in the purchase price of the land use right.

11. Goodwill

On May 25, 2006, the Company and Kangtai formed Yuhan, in which the Company then held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. At June 30, 2007, the Company’s financial statements reflect a 90% ownership of Yuhan, based on having received government approval for the Company’s ownership of a 90% interest in Yuhan. As of June 30, 2007, the Company had paid a total of $503,000 and owed $997,000 with respect to the purchase of a 35% interest in Yuhan, which brought the Company’s interest in Yuhan to 90%. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s fair value of net asset at date of acquisition. There was no impairment of the goodwill in the six months ended June 30, 2007.

12. Short Term Loan

The Company has a $1.2 million short term loan from Shenzhen Development Bank, Qingdao Branch (“Shenzhen Development Bank”). On November 27, 2006, the Company received a short term loan from Shenzhen Development Bank secured by an account receivable of Sinogas of $1,949,546. The loan bears interest at 5.58% per annum plus 1% service fee and is due on November 26, 2007.

In March 2007, the Company received a $646,479 short term loan from China CITIC Bank Qingdao Branch (CITIC Qingdao). The loan bears interest at 7.02% and is due on March 30, 2008. China Yuanhang Gas Company (Yuanhang Gas), an import agent of the Company signed a ceiling guarantee contract, pursuant to which Yuanhang Gas guarantees the ceiling amount of $2.5 million loan obligations to CITIC Qingdao. There was no guarantee cost incurred for the guarantee contract.

On April 30, 2007, the Company borrowed approximately $2,585,000 from Bank of Communication Qingdao 1st Branch (Qingdao Communication Bank). The loan, which is due on April 30, 2008, bears interest at 6.39% per annum, and is subject to adjustment based on changes in the interest rate charged by China People Bank.

13. Other Payables

(a) Other Payables to Related Parties:

$306,392 payable to Kangtai for the unpaid part of the 35% acquisition of the equity of Yuhan by the Company, $1,293 to Mr. Guiqiang Shi who is a stockholder of Kangtai; and $37,818 payables to Mr. Tanzhou Deng, the chairman of the Company, which are carried forward from the balance of December 31, 2006.

(b) Other Payables to Third Parties

The balance to third party as of June 30, 2007 mainly represents $836,671 value added tax, business tax and other taxes payables and $40,000 payable to auditor for 1st and 2nd quarter review;

14. Advances from Customers

Advances from customers at June 30, 2007 and December 31, 2006 were primarily the advances received for sales according to the Company’s sales contracts.

15. Income Taxes Payable

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Being licensed as foreign owned manufacturing enterprise, Sinogas and Yuhan, Wuhan Sinoenergy were granted a corporate income tax holiday, with a 100% corporate tax exemption for the first two years (2006 and 2007) and a 50% corporate tax exemption for the following three years (2008-2010).

No provision for American tax and for British tax is made as Sinoenergy Holding and Sinoenergy are all investment holding companies, and has no assessable income either in the United State or the British Virgin Islands.

16. Minority Interests’ Equity

The activities of the minority interests’ equity during the three months ended June 30, 2007 are summarized as follows:

Beginning balance (December 31, 2006)	614
Minority interests in income	108
Contributions from minority stockholders	494
Balance, June 30, 2007	$1,216

17. Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions in the three months ended June 30, 2007 and 2006, are as follows:

Name of related party	Relationship
Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijang Sanhuan is the Company’s CEO .
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai) Xuancheng Sinoenergy Gas (Xuancheng) Name of Related Party Mr. Guili Shi Mr. GuiQiang Shi Mr. Tanzhou Deng	Minority shareholder of a subsidiary (Yuhan) from May 2005 Significant effect (the Company is 30% equity owner of it) Shareholder of Kangtai Shareholder of Kangtai Chairman of the Company

Significant transactions between the Company and its related parties during the three and six months ended June 30, 2007 and 2006 are as follows:

(1)	Sales and purchase transactions with related parties

	For the three months ended June 30,		For the six months ended June 30,
Name of the Company	2007	2006	2007	2006
Kangtai	--	Sales with amount of $672,945	--	Sales with amount of $1,481,503

Kangtai is the predecessor company of Yuhan. Kangtai purchases products from Yuhan to fill open purchase orders. Yuhan completed those contracts that were made by Kantai prior the separation.

The sales and purchases to and from related parties were made according to a price mutually agreed after taking into consolidation of prevailing market prices.

(2)	Related-company receivables

Name of the Company	June 30, 2007 (unaudited)	December 31, 2006
Beijing Sanhuan	-$2,436,215 short-term borrowing

Xuancheng Sionenergy	-$262,622 inter-company loan

Kangtai	-$136,314 receivables for water and power and fee charge; -$177,302 inter-company loan - $515,968 sales received on behalf of the Company	- $837,916 inter-company receivables for rental fee; - $236,313 receivables for water and power fee charge and unsecured loan; - $593,821 sales received on behalf of the Company

(3)	Related-company and related party payables

Name of the Company	June 30, 2007 (unaudited)	December 31, 2006
Beijing Sanhuan		- $3,112,071 payables for land use right; - $451,734 for know-how using of CNG station system integration

Kangtai	- $306,392 unpaid part for 35% equity purchase of Yuhan	- $811,061 payable for 35% equity purchase of Yuhan;

Mr.Tianzhou Deng	- $37,818	- $129,073

Mr. Guili Shi		- $18,996

Mr. GuiQiang Shi	- $1,293	- $1,264

The amounts due from and to related parties are interest free, are unsecured and are with no fixed terms.

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

19. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. At June 30, 2007, the Company has four operating segments, which are (i) non-standard pressure containers, (ii) CNG station construction and CNG station service and (iii) CNG operation business, which is in the development stage (iv) CNG vehicle conversion kits, and at June 30, 2006, it has the two segments listed in (i) and (ii).

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The following tables set forth information relating to our business segments for the three and six months ended June 30, 2007 (dollars in thousands).

Three months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$1,236	$2,345	-	$2,600	$6,181
Cost of revenues	615	672	-	1,685	2,972
Gross profit	621	1,673	-	915	3,209
Gross margin	50%	71%		35%	52%
Operating expenses:
Selling expenses	$22	$10	$7	$26	$65
General and administrative expenses	214	327	209	178	928
Total operating expense	236	337	216	204	993
Income (loss) from operations	$385	$1,336	($ 216)	$711	$2,216

Three months ended June 30, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total
Net revenue	$1,997	$1,386	-	$3,383
Cost of revenues	1,657	527	-	2,184
Gross profit	340	859	-	1,199
Gross margin	17%	62%		35%
Operating expenses:
Selling expenses	$54	$4	-	$58
General and administrative expenses	185	372	-	557
Total operating expense	239	376	-	615
Income (loss) from operations	$101	$483	-	$584

Six months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$2,019	$4,188	-	$2,600	$8,807
Cost of revenues	1,229	1,649	-	1,685	4,563
Gross profit	790	2,539	-	915	4,244
Gross margin	39%	61%		35%	48%
Operating expenses:
Selling expenses	$27	$45	$7	$26	$105
General and administrative expenses	294	563	475	178	1,510
Total operating expense	321	608	482	204	1,615
Income (loss) from operations	$469	$1,931	($482)	$711	$2,629

Six months ended June 30, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total
Net revenue	$3,165	$2,718	-	$5,883
Cost of revenues	2,586	994	-	3,580
Gross profit	579	1,724	-	2,303
Gross margin	18%	63%		39%
Operating expenses:
Selling expenses	$94	$28	-	$122
General and administrative expenses	305	578	-	883
Total operating expense	399	606	-	1,005
Income (loss) from operations	$180	$1,118	-	$1,298

20. Capital Stock

(a) Common stock issued on conversion of series A preferred stock and exercise of warrants

As part of the June 2006 private placement, the Company issued (i) notes in the aggregate principal amount of $3,700,000, which were automatically converted into 5,692,307 shares of series A preferred stock in September 2006, (ii) 390,087 shares of common stock and (iii) warrants to purchase 6,342,858 shares of common stock at $0.85 per share, 6,342,858 shares of common stock at $1.20 per share, and 6,342,858 shares of common stock at $1.75 per share. The $1.75 warrants expired unexercised on December 31, 2006. The $0.85 warrants and the $1.20 warrants expire in June 2011.

At December 31, 2006, all of the shares of series A preferred stock and all of the $0.85 warrants and $1.20 warrants were outstanding.

During the six months ended June 30, 2007, 5,457,619 shares of common stock were issued upon conversion of series A preferred stock. At June 30, 2007, 234,688 series A preferred stock left.

 (b) Warrants

	Number of shares issuable on exercise of warrants

	$0.85 Warrants	$1.20 Warrants	$1.75 Warrants	$2.10 Warrants

Balance at December 31, 2005	-	-	-	-

Issued during the year	6,342,858	6,342,858	6,342,858	-

Exercised in the year	-	-	-	-

Expired in the year	-	-	-6,342,858	-

Balance at December 31, 2006	6,342,858	6,342,858	-	-

Issued during the six months				150,000

Exercised in the six months	5,657,143	5,432,143	-	-

Balance at June 30, 2007	685,715	910,715	-	150,000

Proceeds from warrant exercise	$4,808,571	$6,518,572	-	-

During the six months ended June 30, 2007, 5,657,143 shares of common stock were issued upon exercise of $0.85 warrants, from which the Company received $4,808,571; 5,432,143 shares of common stock were issued upon exercise of $1.20 warrants, from which the Company received $6,518,572, bringing the total received from warrant exercises to $11,327,143.

(c) Stock option

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 120,000 shares of common stock at $0.65 per share, being the fair market value on the date of grant.

According to 2006 long-term incentive plan, each independent director would be granted stock option to acquire 5,000 shares of common stock on first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted 20,000 stock options.

On April 9, 2007, according to 2006 long-term inventive plan, the Company granted five year options to its senior managers and key management to acquire 1,180,000 shares of common stock at $2.00 per share, being the fair market value on the date of grant. These options vest as to 50% of the underlying shares of common stock on August 3, 2007 and as to the remaining 50% on August 3, 2008.

	Option Number	Weighted average exercise price	Remaining contractual life
Options outstanding at December 31, 2006	120,000	$0.65	4.5 years
Options granted during the period	20,000	$2.03	4.75 years
Options granted during the period	1,180,000	$2.00	4.75 years
Options outstanding at June 30, 2007	1,320,000	$1.88	4.73 years

Options exercisable at June 30, 2007	60,000	$0.65	3.75 years

The fair value of options grant used for purposes of estimating the expense of the option grants is based on the the Black-Scholes option price model.

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

The breakdown for the fully diluted outstanding shares for the three and six months ended June 30, 2007 is as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Weighted average common stock outstanding during period	27,780,340	22,670,835
Common stock issuable upon conversion of series A preferred stock	234,688	234,688
Common stock issuable pursuant to $.85 warrants	436,901	427,813
Common stock issuable pursuant to $1.20 warrants	444,188	427,150
Common stock issuable pursuant to $2.10 warrants	15,531	7,803
Common stock issuable upon exercise of options outstanding during the period	246,720	148,750
Total diluted outstanding shares	29,158,368	23,917,039

22. Restatement for the comparative figure of three and six months ended June 30, 2006

The statement of operations for the three months ended June 30, 2006 did not include an accrual for (i) the amortization of the land use rights of $61,000, which is included in general and administrative expenses, or (ii) a know-how fee of $151,000 to an affiliated party, which is included in cost of revenue. Also the statement of operations’ accrual for the cost of convertible note was $159,380 less than it should be according to EITF0027.
The following table summarized the result before and after restatement (in thousand of US dollars)

	Three months ended June 30, 2006
	As previously reported	Restated
Net revenue	3,383	3,383
Cost of revenue	(2,033)	(2,184)

Gross profit	1,350	1,199
Operating expenses
Selling expenses	58	58
General and administrative expenses	495	557

Total operating expenses	553	615

Income from operations	797	584
Other income (expenses)
Other non-operating income	7	7
Interest expense	(356)	(203)
Other expenses	-	-
Other income (Loss)	(349)	(196)
Income (loss) before income taxes	448	388
Income tax	(240)	(240)
Income (loss) before minority interest	208	148
Minority interest	(11)	(11)
Net income	197	137

Earnings per share -basic and diluted	0.01	0.01
Weighted average shares outstanding- basic	14,366,411	14,366,411

	Six months ended June 30, 2006
	As previously reported	Restated
Net revenue	5,883	5,883
Cost of revenue	(3,278)	(3,580)

Gross profit	2,605	2,303
Operating expenses
Selling expenses	122	122
General and administrative expenses	760	883

Total operating expenses	882	1,005

Income from operations	1,723	1,298
Other income (expenses)
Other non-operating income	9	9
Interest expense	(398)	(245)
Other expenses	(3)	(3)
Other income (loss) net	(392)	(239)
Income (loss) before income taxes	1,331	1,059
Income tax	(553)	(553)
Income (loss) before minority interest	778	506
Minority interest	(33)	(33)
Net income	745	473

Earnings per share -basic and diluted	0.05	0.03
Weighted average shares outstanding- basic	14,306,730	14,306,730

23. Commitments and Contingencies

(1) Legal Proceedings - The Company is not currently a party to any material threatened or pending legal proceedings.

(2) Commitments - The Company has the following material contractual obligations and capital expenditure commitments:

(a) The Company has a purchase order with Fornovo Gas S.r.l of Italy for the purchase of 36 compressor units and 60 high capacity dispensers for a total purchase price of $9.6 million.

(b) The Company has a purchase order with LOVATO for the purchase of fittings of conversion kits with the total price of $476,000.

(c) The Company has a purchase order with NK Co., Ltd (a Korea company) for the purchase of steel bottles with total price of $1.14million.

At June 30, 2007, the Company has paid a total of $3,878,802 for the purchase, and $1,551,529 goods have been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c) .

(d) During the 2nd quarter, Wuhan Sinoenergy, the subsidiary of the Company, has leased four lands in Wuhan City for its CNG station. The lease terms are from 10 year to 20 years with annual rental fee of a total of $100,000. Wuhan Sinoenergy has purchased a land use right for land located in Wuhan City for its CNG station at a price of $106,000. As of reporting date, $36,842 has been paid.

24. Retirement Benefits

The full-time employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $24,164 and $22,370 for the three months ended June 30, 2007 and 2006, respectively, and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

25. Subsequent Events

On April 20, 2007, the Company and Green Fuel signed equity purchase agreement, pursuant to which the Company will purchase the 45% equity of Anhui Gather owned by Green Fuel for the price of $2,750,000 including $344,330 register capital paid by Green Fuel and $500,000 for the cost to obtain 200 million cubic meters natural gas quota from Sinopec. As of June 30, 2007, the Company had paid $844,330 to Green Fuel. The Company is to pay the remaining $1,905,670 to Anhui Gagher according to requirement of PRC government. On July 4, 2007, Anhui Gather received PRC government approval for the transfer of the stock interest and its business license was updated accordingly.

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Green Fuel owning 45% equity. The business scope was to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters. As of August 10, 2007, Anhui Gather is in development stage and has not yet commenced operations.

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

Forward-Looking Statements

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-KSB and in other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including the demand for CNG, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

All of our products and services are performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period. For example, in year 2006, we derived $2.8 million, or 23% of our revenue, from CNG station construction technical consulting service to one customer, Sino-petrol Xinxing Company. In of the first six months of 2007 we did not generate any revenue from CNG station construction consulting services.

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

During 2007, we have entered into two agreements to form joint ventures for the operation natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in another. At June 30, 2007, our total commitments under these agreements was approximately $5.0 million, of which we had paid a total of $750,000. None of these CNG stations are presently operating. These two companies are in the early construction stage. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline which is presently under construction and which is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined at a later date.

In the beginning of 2007, we develop the business of installing and sales of CNG vehicle conversion kits to OEM and after market vehicle maintenance plants. That business begans to generate revenue in the second quarter of 2007. In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. The business of manufacturing of electronic part of vehicle conversion kits as well as produce conversion kit is reported as a separate segment in the second quarter of 2007.

Our CNG vehicle and gas station equipment business include two product lines:

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems; and

•	CNG vehicle and gas station equipment manufacture;

Our nonstandard equipment and pressure container business reflects our original business. It is a traditional chemical equipment manufacture business with a relatively lower profit margin.

The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Because our company’s emergency into CNG filling station business, we did not receive any CNG station construction service order in the six months ended June 30, 2007.

 The pressure container, CNG vehicle and gas station equipment manufacture business, a major raw material for our manufacturing is steel and steel tube supply. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, so any interruption in our supply of bottles can materially affect our ability to operate profitably. Accordingly from May 2007, we also began trying to purchase steel tubes from PRC domestic market and consigned the bottles processing to a Korea company.

Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. In addition, our purchases from our Italian supplier are in Euros. When we discuss the amount of our future obligations, we convert RMB or Euros to dollars at the current exchange rate. However, since the payment will be made in the future, the amount paid in United States dollars may be different from the amount set forth in this report as a result of fluctuations in the currency rates.

Results of Operations

In the second quarter of 2007, we had four business segments, and in the same period of 2006, we had two business segments. The third segment -- the construction of CNG stations to be operated by us and the operation of those CNG stations -- is in the development stage. The fourth segment -- CNG conversion kits began to generate revenue in the second quarter.

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

(iv) Vehicle fuel conversion equipment

•	CNG vehicle conversion kits manufacturing and sale; and electric control devices for alternative fuel manufacturing

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Three months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$1,236	$2,345	-	$2,600	$6,181
Cost of revenues	615	672	-	1,685	2,972
Gross profit	621	1,673	-	915	3,209
Gross margin	50%	71%		35%	52%
Operating expenses:
Selling expenses	$22	$10	$7	$26	$65
General and administrative expenses	214	327	209	178	928
Total operating expense	236	337	216	204	993
Income (loss) from operations	$385	$1,336	($ 216)	$711	$2,216

Three months ended June 30, 2006	Non-standard pressure containers	CNG station facilities and construction	Total
Net revenue	$1,997	$1,386	$3,383
Cost of revenues	1,657	527	2,184
Gross profit	340	859	1,199
Gross margin	17%	62%	35%
Operating expenses:
Selling expenses	$54	$4	$58
General and administrative expenses	185	372	557
Total operating expense	239	376	615
Income (loss) from operations	$101	$483	$584

Net Revenue. Net revenue for three months ended June 30, 2007 (the “June 2007 quarter”) was approximately $6.2 million, a 82% increase from the net revenue of approximately $3.4 million for the three months ended June 30, 2006 (the “June 2006 quarter”). This increase results from our new developed vehicle conversion kit business, which generated revenue of $2.6 million, or 42% of sales of June 2007 quarter, and an increase of $959,000, or 69%, in sales from CNG station facilities and construction also increased, which were offset by a decline of $761,000, or 38%, from pressure container sales. The decrease of pressure containers is due to product kind adjustment begin in the first quarter of 2007, during which some high value products were manufactured with on relatively longer production cycle, resulting in lower sales during the quarter. The increase in our revenue from CNG station facilities and construction reflected the effects of our efforts to develop this business with the additional funds that were available from our June 2006 private placement.

Cost of Revenue. The cost of revenue for June 2007 quarter was approximately $3 million compared with the $2.1 million in the June 2006 quarter, a 34% increase. The cost increase trend is lower than the net revenue increase, which results a gross margin of total business increased from the 35% of June 2006 quarter to 52% of June 2007 quarter. The overall gross margin increase is the result of each segment’s margin increase

•
In the beginning of year 2007, we began and completed the restructuring for the product line of pressure containers which make our manufacturing more cost saving, and then together with some other ordinary orders, we obtained two new kind orders with higher margin. One of the new kind orders is for a bio-diesel facilities manufacturing which we recorded revenue and cost according to completion percentage due to not fulfilled as of June 30, 3007, and another for pressure container equipment installation service to a third party’s under-constructed plant, which has been completed ; and

•
The CNG station facilities and construction business:  The key raw material of the segment is steel bottle. We provide our CNG facilities manufacturing business either under the way of directly purchasing that key material by ourselves, or under the way of providing machining, installation and relative service to customers who provide that key material to us.  During the June 2007 quarter, we fulfilled all the orders of CNG facilities manufacturing by  providing machining, installation and relative service to customers who provided that key raw material, which generated a higher gross margin.  While in June 2006 quarter, our manufacturing were under the above mentioned two ways.  As a result, our gross margin increased from 62% in the June 2006 quarter to 71% in the June 2007 quarter.

•	The gross margin for the new developed vehicle conversion kits business is 35% which is lower than the gross margins for the other divisions.

Operating Expenses. Operating expenses were approximately $981,000, an increase of $367,000, or 59.7%, from the June 2006 quarter to the June 2007 quarter. The increase was mainly from the $330,000 cost relating to the grant to stock options to purchase 1,380,000 shares of common stock, which is included in general and administrative expenses. Exclusive of this expenses, the operating expenses of June 2007 quarter keeps were consistent with June 2006 quarter, which is the result of cost reduction strategies we put in place.

Income from Operations. Income from operations was approximately $2.2 million for the June 2007 quarter, compared with approximately $585,000 in June 2006 quarter resulted from the above mentioned reasons.

Interest Expense. In the June 2006 quarter, the interest expenses was about $203,000, of which includes $159,000 non-monetary GAAP accrual for convertible notes issued in June 2006.. So the actual interest expense from loan or borrowing is about $44,000 which is $79,000 less than the interest expense of $123,000 in June 2007 quarter The increase was the result of $1 million more short term bank loan incurred in June 2007 quarter connection with the expansion of our business, particularly the development of the CNG service station business as well as the interest rate increase.

 Income Taxes. As Sinogas, Yuhan, and Wuhan Sinoenergy have received an exemption from corporate income tax separately in Septemter of 2006 and in the beginning of 2007, so there is no any income tax in 2007. The income tax expenses for current quarter mainly represent income tax accrued by the newly acquired Lixun.

Net income. As a result of the foregoing, we had net income of $1.9 million, or $0.07 per share (basic and diluted), for the June 2007 quarter as compared with net income of $137,000, or $0.01 per share (basic and diluted) for the June 2006 quarter.

Six months ended June 30, 2007 compared to six months ended June 30, 2006
Six months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$2,019	$4,188	-	$2,600	$8,807
Cost of revenues	1,229	1,649	-	1,685	4,563
Gross profit	790	2,539	-	915	4,244
Gross margin	39%	61%		35%	48%
Operating expenses:
Selling expenses	$27	$45	$7	$26	$105
General and administrative expenses	294	563	475	178	1,510
Total operating expense	321	608	482	204	1,615
Income (loss) from operations	$469	$1,931	($482)	$711	$2,629

Six months ended June 30, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total
Net revenue	$3,165	$2,718	-	$5,883
Cost of revenues	2,586	994	-	3,580
Gross profit	579	1,724	-	2,303
Gross margin	18%	63%		39%
Operating expenses:
Selling expenses	$94	$28	-	$122
General and administrative expenses	305	578	-	883
Total operating expense	399	606	-	1,005
Income (loss) from operations	$180	$1,118	-	$1,298

Net Revenue. Net revenue for six months ended June 30, 2007 (“the first half year of 2007”) was approximately $8.8 million, a 50% increase from the net revenue of approximately $5.9 million for the six months ended June 30, 2006 (“the first half year of 2006”). This increase results from our new developed vehicle conversion kit business, which generated revenue of $2.6 million, or 29.5 % of sales in the first half of 2007, and an increase of $1,5 million, or 54%, in sales from CNG station facilities and construction also increased, which were offset by a decline of $1.1 million or 36.2%, from pressure container sales. The decrease is sales of pressure containers results from a reconstruction of our pressure container product line in the first quarter of 2007, when our sales from this segment were less than $800,000.

Cost of Revenue. The cost of revenue for the first half year of 2007 was approximately $4.7 million compared with the $3.6 million in the same period of 2006, a 30% increase. The cost increase trend is lower than the net revenue increase, which results a gross margin of total business increased from the 39% of the first half of 2006 to 48% of the same period of 2007. The overall gross margin increase is the result of the following reasons

•
The Non-standard pressure containers business: In the first half year of 2007, we began and completed the restructuring for the product line of pressure containers which make our manufacturing more cost saving, and then together with some other ordinary orders, we obtained two new kind orders with higher margin. One of the new kind orders is for a bio-diesel facilities manufacturing which we recorded revenue and cost according to completion percentage due to not fulfilled as of June 30, 3007, and another for pressure container equipment installation service to a third party’s under-constructed plant, which has been completed. So the gross margin increased from 18% of the first half year of 2006 to 39% in the same period of 2007; and

•
The CNG station facilities and construction business: In the first half year of 2006, the CNG station building consulting service generated $2.1 million revenue with profit margin of 74%, which was net of by the 30% margin of CNG facilities manufacturing business. In the first half year of 2007, we did not obtain consulting service contacts since we were entering the CNG filing station business. However, the gross margin for CNG station facilities increased from 30% in the first half of 2006 to 61% in the first half of 2007 as the result of we fulfilled all the orders of CNG facilities manufacturing by providing machining, installation and relative service to customers who provided steel bottles, key raw materials of CNG facilities, to us, which generated a higher gross margin.

•
The gross margin for the new developed vehicle conversion kits business is 35% which is lower than the overall margin of the first half year of 2006, which resulted in an overall decline in gross margin in the first half year of 2007 compared with the first half of 2006.

Operating Expenses. Operating expenses were approximately $1.6 million in the first half year of 2007, an increase of $610,000, or 60.7%, comparing with the same period of 2007. The increase was mainly from the $345,000 cost relating to the grant to stock options to purchase 1,380,000 shares of common stock, which is included in general and administrative expenses and $37,000 cost accrued for warrants issued for IR services in February 2007. If we don’t consider that adjusted non-money expenses, operating expenses increased about $228,000 half year on half year. In the half year of 2007, comparing with the sales increase trend, the operating expenses increasing is lower, which is the result of cost saving strategies we put in place in Yuhan and Sinogas, which results G&A expenses decreased a lot.

Income from Operations. Income from operations was approximately $2.6 million for the first half year of 2007, compared with approximately $1.2 million in the same period of 2006 resulted from the above mentioned reasons.

Interest Expense. In the first half year of 2006, the interest expense was about $245,000, of which includes $159,000 non-monetary GAAP accrual for convertible notes issued in June 2006. Exclude that non-monetary GAAP adjustment, the interest expenses was about $86,000, while the interest expense in the same period of 2007 is $178,000. This increase resulted from an increase of $1.63 million short term bank loan which we incurred in connection with the expansion of our business, particularly the development of the CNG service station business as well as the interest rate increase as well as loan interest rate increase.

 Income Taxes. As Sinogas, Yuhan, and Wuhan Sinoenergy have received an exemption from corporate income tax separately in Septemter of 2006 and in the beginning of 2007, so there is no any income tax accrued in the first half year of 2007. The income tax expenses for the six months end June 30, 2007 was mainly represent income tax accrued by the newly acquired Lixun, of which we are applying tax holiday.

Net income. As a result of the foregoing, we had net income of $2.3 million, or $0.10per share (basic and diluted), for the first half of 2007 as compared with net income of $473,000, or $ 0.03 per share (basic and diluted) for the first half of 2006.

 Liquidity and Capital Resources

At June 30, 2007, we had cash of approximately $4,304,000, an increase of approximately $3,716,000 from December 31, 2006. At June 30, 2007, we had working capital of approximately $5,256,000 and stockholders’ equity of approximately $30.2 million, compared with working capital of approximately $300,000 and stockholders’ equity of approximately $16.0 million at December 31, 2006. The increase in cash, working capital and stockholders’ equity results largely from the $11.3 million which we received from the exercise of warrants during the first half year of 2007.

On March 23, 2007, we purchased a 60% interest in Lixun for approximately $390,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. These operations has been consolidated with our operations commencing April 1, 2007.

When we formed Yuhan with Kantai, we had a 55% interest in Yuhan. We have since acquired an additional 35% for $1,500,000, of which, at June 30, 2007, we had paid $1.2 million and owed $300,000. We have the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

On February 1, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), signed a cooperation agreement relating to an investment in the construction and operation of CNG stations with the Huangmei County government. Pursuant to the agreement, New Energy and the Company will form a natural gas company named Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) in Huangmei to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters in the Huangmei region. The registered capital is $5 million of which Sinoenergy Holding Ltd will contribute $2,750,000 and New Energy will contribute $2, 250,000. On March 23, 2007, Hubei Gather received a business license. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of June 30, 2007, $750,000 has been invested in Hubei Gather by the Company and New Energy.

On April 20, 2007, the Company and Shanghai CNPC Enterprise Group (CNPC Enterprise) signed equity purchase agreement, pursuant to which the Company will purchase the 70% of Xuancheng Sinoenergy Gas owned by CNPC Enterprises for $1,772,700. Xuancheng Sinoenergy Gas was incorporated on March 26, 2007, of which the Company owns 30% and CNPC Enterprise is the 70% equity owner. Xuancheng Sinoenergy is in the development stage and has not commenced operations. As of the date of this report, the transaction has not be completed and the Company has paid to CNPC Enterprise $722,211 on account.

On April 20, 2007, the Company and Tianjin Port Free Trade Zone Green Fuel Equipment Corporation (Green Fuel) signed equity purchase agreement, pursuant to which the Company will purchase the 45% equity of Anhui Gather owned by Green Fuel for $2,750,000 including $344,330 register capital paid by Green Fuel and $500,000 for the cost to obtain 200 million cubic meters natural gas quota from Sinopec. As of June 30, 2007, the Company has paid $844,330 to Green Fuel. The Company is to pay the remaining unpaid registered capital of $1,905,670 to Anhui Gagher according to requirement of PRC government. On July 4, 2007, Anhui Gather received PRC government approval for the transfer of the stock to the Company, and its business license was updated accordingly.

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Green Fuel owning 45% equity. The business scope was to construct and operate a super-large CNG mother station with expected annual processing capacity of 100-300 million cubic meters. As of the date of this report, Anhui Gather is in the development stage and had not commenced operations.

The Company has purchased the land use right for the real property on which the Company’s facilities are located from Beijing Sanhuan. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. The increase is subject to the condition that Beijing Sanhuan will provide a special purpose audit to support the increased cost and the Company will obtain a report on the land use valuation. The Company has lent Beijing Sanhuan $2.1 million, which will be offset by the Company’s obligation to pay the additional purchase price.

In addition to our funding obligations described above, we have the following commitments for capital expenditures:

(a) The Company has a purchase order with Fornovo Gas S.r.l of Italy for the purchase of 36 compressor units and 60 high capacity dispensers for a total purchase price of $9.6 million.

(b) The Company has a purchase order with LOVATO for the purchase of fittings of conversion kits with the total price of $476,000.

(c) The Company has a purchase order with NK Co., Ltd (a Korea company) for the purchase of steel bottles with total price of $1,14million.

At June 30, 2007, the Company has paid a total of $3,878,802 for the purchase, and $1,551,529 goods have been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c) .

(d) During the second quarter of 2007, Wuhan Sinoenergy, the subsidiary of the Company, has leased four parcels of land from other land owners in Wuhan City for its CNG stations building. The lease terms are from 10 year to 20 years with annual rental fee of $100,000 totally; Also Wuhan Sinoenergy has purchased a land located in Wuhan city for its CNG station with the price of $106,000. As of reporting date, $36,842 has been paid.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts and other receivables, the valuation and costing of inventory, depreciation of property, plant and equipment, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

SINOENERGY CORPORATION. (Registrant)

Dated: August 10 , 2007	/s/ Bo Huang
Bo Huang, Chief Executive Officer

Dated: August 10 , 2007	/s/ Qiong (Laby) Wu
Qiong (Laby) Wu, Chief Financial Officer