Form 10KSB
period 2007-09-30
Sinoenergy CORP
filed 2007-12-31
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from January 1, 2007 to September 30, 2007

Commission File Number 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1603-1604, Tower B Fortune Centre Ao City, Beiyuan Road, Chaoyang District, Beijing China, 100107
(Address of principal executive offices)

Issuer’s telephone number: +86-10-84928149

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $73,328,661 based on the closing price on December 18, 2007.

State issuer’s revenue for its most recent fiscal year. $12,393,000

As of December 28, 2007, there were 31,418,065 shares of the common stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including the both the supply and demand for CNG, the ability of our CNG suppliers to provide us with natural gas in the quantities that we may require, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, including the effect of price controls on our business, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

Our historic business has been the manufacture of pressure containers and compressed natural gas (CNG) facilities and equipment. We and our predecessor have been engaged in these businesses for 50 and ten years, respectively. In June 2006, we developed a plan to develop and operate of natural gas filling stations and build and operate natural gas process plants in Central and East China. This business is currently our principal business.

Compressed natural gas, known as CNG, is gas, principally methane, in its gaseous state that has been compressed. Natural gas is compressed during transportation and storage and, thus, requires pressurized containers. Our license permits us to operate CNG stations, CNG equipments and services, as well as non-standard chemical and refinery equipment. In addition to our CNG related products, we design and manufacture a wide variety of pressure containers for use in different industries, which is operated by Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), our majority-owned subsidiary, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries.

In our CNG vehicle and gas station equipment business, which is operated by Qingdao Sinogas General Machinery Company Limited (“Sinogas”), our wholly-owned subsidiary, we manufacture CNG vehicle and gas station equipment, and we design of construction plans for CNG gas stations, construct the CNG stations, and install CNG station equipment and related systems at the gas station.

Commencing in the second quarter of calendar 2007, we began to manufacture and sell an electronic device to enable a vehicle to use alternative fuel as well as CNG vehicle conversion kits. This business is operated by Sinogas and Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”), which is our majority-owned subsidiary. Through Lixun, we design and sell customized automotive alternate fuel (CNG/LPG) electronic device to either domestic customers as well as overseas customers, including customers in the United States, Russia and Italy. These conversion kits are sold to manufacturers on an OEM basis and are also sold in the after market.

The government of the People’s Republic of China (“PRC”) is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that this need will create a market for CNG powered vehicles. We have been developing our CNG wholesale and retail business by building our own natural gas processing plants and CNG filling stations in Central and East China to meet this perceived need.

In October 2007, we opened two CNG filling stations in Wuhan City, and in November 2007, we opened a third CNG filling station in Xuancheng. In addition, as at December 27, 2007, we had substantially completed ten additional CNG filing stations, which are in the process of obtaining government approval, and another 20 CNG stations are either under construction or in the construction planning stage. These stations are to be opened in Wuhan City, Xuancheng City and Pingdingshan City. We expect to open the 30 stations in total by the end of June 2008.

We also plan to establish four natural gas processing plants in Hubei and Anhui Province with the designed annual capacity to process 400 million cubic meters natural gas based on a quota which we obtained from China Petroleum and Chemical Corporation, known as Sinopec, from a main pipeline which is presently under construction. The four plants are under construction and will be operated by Hubei Gather, a 55% subsidiary, and Anhui Gagher, a company in which we have a 45% interest. We expect these plants to become operations in the end of calendar 2008 or early 2009. Both Hubei Gather and Anhui Gagher are the parties to the natural gas purchase agreement with Sinopec. We cannot assure you that we will meet any of these timetables.

Organization

We are a Nevada corporation organized in 1999 under the name Franklyn Resources III, Inc. On September 28, 2006, our corporate name was changed to Sinoenergy Corporation. On June 2, 2006, we acquired the stock of Sinoenergy Holding Limited, a British Virgin Island corporation. Sinoenergy Holding is the sole stockholder of Sinogas.

Prior to September 2004, Sinogas’ business was conducted as a state-owned equipment manufacturer under the name Qingdao General Machinery Plant. In July 2004, Sinogas was privatized, and its equity was owned by three Chinese companies. In November 2005, Sinoenergy, which was then owned by Wentao Yang, acquired, subject to government approval, the equity in Sinogas. On November 29, 2005, the local government agency approved the purchase by Sinoenergy Holding of all the shares of Sinogas, and Sinogas became wholly foreign owned enterprise, which is referred to as a WFOE. Sinogas’ organization is similar to that of a limited liability company under United States law. Sinogas’ term of existence is for a period of 15 years, ending on October 29, 2019.

The transaction by which we acquired Sinoenergy Holding is characterized as a reverse acquisition, and the transaction is referred to in this prospectus as the “reverse acquisition.” The accounting rules for reverse acquisitions require that beginning June 2, 2006, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of Sinoenergy Holding and its wholly-owned subsidiary, Sinogas, and our equity accounts were recapitalized to reflect the net equity of Sinoenergy Holding. The financial condition and results of operations for periods prior to June 2, 2006 reflect the financial condition and operating results of Sinogas.

In connection with the acquisition of Sinoenergy Holding:

•
On July 6, 2006, we sold for $3,700,000, our 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. On September 30, 2006, when we filed our restated articles of incorporation and created the series A convertible preferred stock, the notes were automatically converted into 5,692,307 shares of series A preferred stock. As of December 20, 2007, all of the preferred stock had been converted, the $1.75 warrants had expired unexercised, and there were outstanding warrants to purchase 685,715 shares of common stock at $.85 and 910,715 shares of common stock at $1.20 per share. The exercise prices of the warrants are subject to reduction if our consolidated pre-tax income for the year ended December 31, 2007 is less than $0.353 per share on a fully-diluted basis, then the exercise price of the warrants shall be reduced by the percentage shortfall, up to a maximum of 40%. Thus, the maximum reduction would reduce the exercise price of the $0.85 warrants to $0.51 and the exercise price of the $1.20 warrants to $0.72.

•	We entered into a stock redemption agreement with our then principal stockholders, pursuant to which we purchased 3,305,000 shares of common stock for $213,525.

References to “we,” “us,” “our” and similar words refer to the Sinoenergy Corporation and its subsidiaries, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Sinogas. References to Franklyn relate to Franklyn Resources III, Inc. prior to the reverse acquisition.

Our executive offices are located at 1603-1604, Tower B Fortune Centre Ao City, Beiyuan Road, Chaoyang District, Beijing China, 100107, telephone 011-86-10-84928149.

Change of Fiscal Year

In late September 2007, we changed our fiscal year to the year ended September 30. The change in our fiscal year is effective commencing with the fiscal year beginning October 1, 2007. This transitional report on Form10-KSB includes the audited transitional financial statements for the period from January 1, 2007 to September 30, 2007 and unaudited financial statements for the comparable period of 2006.

Risk Factors

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.
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

We have and will continue to maintain property insurance for our CNG stations and manufacture facilities which are operational to protect us from any damages caused by the failure or alleged failure of our products. However, business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

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

If our favorable tax treatment is overturned, we may be subject to significant penalties.

On March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which will become effective on January 1, 2008. This new income tax unifies the corporate income tax rate of domestic enterprise and foreign investment enterprises to 25%. Preferential tax treatments will continue to be granted to entities that are classified as “high and new technology enterprises strongly supported by the State” or conduct business in sectors that are encouraged by the PRC’s National People’s Congress. This new tax law, however, does not clearly define the requirements or criteria for receiving these preferential tax treatments. Many of our subsidiaries presently benefit from full or 50% exemptions from enterprise income tax for up to a total of five years. Because clear implementation and requirement rules or guidelines for the new tax law have not yet been promulgated, we cannot assure you that our subsidiaries will maintain their preferential tax status or that we will not be assessed significant penalties..

If the PRC tax authorities dispute our method of paying value added taxes, we may be subject to penalties under the tax laws of the PRC.

Under the commercial practice of the PRC, we paid value added taxes (“VAT”) and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty which can range from zero to five times of tax which is determined to have been improperly deferred. Although we believe that we are paying VAT and business taxes in accordance with the common practice in PRC, we cannot assure you that the PRC tax authorities would not reach a different conclusion and determine that common practice is not in accordance with the tax laws of the PRC. If a penalty is ultimately assessed against us, the penalty could represent a material amount..

RISKS ASSOCIATED WITH OUR BUSINESS

Because central government has the power to withdraw the licenses issued for manufacturing CNG truck trailers, we can not guarantee the ever holding to the licenses.

We are issued a C2 and C3 license by central government of the PRC to permit us to manufacture CNG truck trailers. The central government will perform a routine check every four years with respect to the technical and quality controls as well as overall manufacturing abilities of those companies who hold C2 and C3 licenses. The central government has the power to withdraw a license from those companies which may be disqualified as a result of these inspections by the central government. While the central government has not withdrawn a company’s C2 or C3 license, we can not provide any assurance that we may maintain our C2 and C3 licenses.

Because we are dependent upon a small number of suppliers or customers, the loss of a major supplier or customer could impair our ability to operate profitably.

In general, in our we do not have long-term contracts with our customers, and major contracts with a small number of customers’ accounts for a significant percentage of our revenue. Our contracts relate to specific projects. As a result, a customer can account for significant revenue in one year and little if any in the next.

Because we are entering into a new business with our proposed operation of CNG stations, we will require significant additional funds.

We are commencing the development of our business of owning and operating CNG stations, which was a new business for us. Prior to late 2006, our business has been limited to the manufacture of equipment, including equipment used for CNG stations, and performing related installation services. The operation of the CNG gas station business is subject to significant additional risks which are not related to our equipment manufacturing business. In addition to the normal risks associated with our business, there are additional risks that relate to the CNG station business. These risks include, but are not limited to:

We lack experience in operating CNG stations. Although we have manufactured and installed equipment for use by CNG stations, we have never operated stations, and we cannot assure you that we will be successful in operating CNG stations.

We require significant additional funds to enable us to develop and expand the CNG station business. The construction of CNG stations is very capital intensive, and we will require significant additional funds for this purpose. Although we raised $30,000,000 through the sale of our debt securities in September 2007, we may require additional financing to equip and construct our proposed CNG stations, and we cannot assure you that we will be able to obtain any financing which we may require, either for our CNS station business or our equipment manufacture and supply business.

The CNG station business is highly regulated and is subject to price controls. The storage, transportation and distribution of CNG is subject to PRC regulations, including the price at which we both buy and sell CNG. The price controls over the purchase and sale of CNS limits our potential profit from the sale of CNG. In addition, before we construct a CNG station in many regions, we need to obtain government approvals. Other regulations may result in increased costs in order to comply with these regulations.

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

We must secure enough CNG recourses to supply our filling stations in future. Natural gas is limited in China, especially in central and eastern China where we are seeking to develop our CNG retail business. Although we have agreements to provide us with a fixed amount of natural gas, we cannot assure you that these agreements will be sufficient to satisfy our CNG needs and we cannot assure that such CNG will be delivered on a timely basis. The contracts are subject to annual allocations and a major pipeline which is expected to provide us with CNG is still under construction and it may not be ready when scheduled and its capacity may not be as great as the operator anticipated when it agreed to provide us with CNG.

Our natural gas process plants, which will be operated by Hubei Gather and Anhui Gagher, may not open according to our schedule. We do not own or control any supply or natural gas. Our retail and wholesale natural gas business is dependent upon receiving the necessary natural gas from other suppliers who have agreed to provide the natural gas using a pipeline which is under construction. Although our supplier, Sinopec, has announced that the pipeline will be completed in late 2008 or early 2009, we have no ability to control the timing of the pipeline, and we can give no assurance that Sinopec will open and/or operate its new pipeline according to its released time schedule or that it will be able to deliver the quanity of natural gas contemplated by our agreement. Any delays in the construction or delivery of natural gas through the Sinopec pipeline or any reduction in the quantity which can be delivered to us will impair our abilty to operate this business profitably, if at all.

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

Our business is largely dependent upon the continued efforts of our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng, who are also directors. We do not have employment contracts with either Mr. Huang or Mr. Deng. The loss either Mr. Huang, Mr. Deng or any of our other key employees could have a material adverse effect upon our ability to operate profitably. Furthermore, we will require additional qualified management and other key personnel for our CNG station business.

We may not be able to continue to grow through acquisitions.

In addition to our planned growth through the development of our CNG station business, an important part of our growth strategy is to expand our business and to acquire other businesses in related industries or to form joint ventures with other companies. Such acquisitions may be made with cash or our securities or a combination of cash and securities. Any joint ventures may require us to make significant capital contributions in order to develop the business contemplated by the joint venture. To the extent that we require cash, we may have to borrow the funds or sell equity securities. We anticipate that if we acquire other Chinese businesses, the seller would expect to receive all or substantially all of the sales price in cash, and we expect that we would have to raise funds in order to consummate any such acquisition. Any issuance of equity as a portion of the purchase price or any sale of equity, to the extent that we are able to sell equity, to raise funds to enable us to pay the purchase price would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. Further, any acquisition may be subject to government regulations and approval in the PRC.

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

As a manufacturer of specialized equipment, we do not manufacture for inventory, but pursuant to a specific contract, and our contract flow is not predictable. To the extent that we do not generate new business, our revenue from this segment of our business will decline. To the extent that we expand our facilities to meet present or anticipated increases in sales or develop or CNG station business, our failure to generate business could have the effect of significantly reducing the profitability of our business. Because of these factors, our revenue and operating results have fluctuated from quarter to quarter. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control. Due to the risks discussed in this report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Certain of our stockholders control a significant amount of our common stock.

As of September 30, 2007, approximately 40.7% of our outstanding common stock is owned by Skywide Capital Management Limited, which is owned by our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

The SEC has adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-KSB, commencing with our fiscal year ended September 30, 2008. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting commencing with the following year. We are not presently required to make this attestation. When these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

The terms on which we raised $30,000,000 capital may result in significant dilution and may impair our stock price.

On September 28, 2007, we raised $30,000,000 through the sale of our notes. If our consolidated net income, as defined, does not reach the stated level for any of 2007, 2008 or 2009, the conversion price will be adjusted in accordance with a fixed formula, which could result in the issuance of more shares of common stock. The adjustment in the conversion price is made on a formula basis. The following table sets forth a computation of the resulting conversion price if (a) the target levels are not met in any of the three years, (b) the number of fully-diluted shares of common stock (other than shares issuable upon conversion of the Convertible Notes) remain 35,164,495 throughout the three years, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price.

	Conversion Rate	Conversion Price	Conversion Rate	Conversion Price
Year	Beginning of year	Beginning of Year	As Adjusted	As Adjusted
2007	31,546	$3.17	40,028	$2.50
2008	40,028	$2.50	48,764	$2.05
2009	48,764	$2.05	57,762	$1.73

Because the financing agreements give the investors certain rights relating to our business which may affect our ability to develop our business.

The agreement restricts our use of funds which may impair our ability to develop our business. The proceeds from the loan are maintained in a separate account which require the signatures of our chief executive officer, our chairman and one senior officer of one of the lenders. At December 20, 2007, the proceeds in this account were $ million. Additionally, the investors have the right of approval with respect to our budgets in accordance with a schedule set forth in an investor rights agreement, and we are required to engage an independent auditor from a list of auditors designated by the investors. We are required to pay $2.5 million on April 1 of each fiscal year, commencing April 1, 2008, if, on or before that date, none of the firms listed on the schedule has been appointed as our auditor. We are also prohibited from dismissing the auditor without the investor’s consent unless the dismissal is approved by an audit committee on which a designee of the investor is member. These rights may affect our ability to develop our business and may have an negative impact on our stock price.

The conversion price of the convertible notes is subject to reduction based on the market price of our stock.

The indenture pursuant to which we issued $14,000,000 of convertible notes provides that if the market price of the common stock on any March 28 or September 28 is less than the conversion price, the conversion price is reduced to the market price, as defined, but the conversion price is not to be reduced pursuant to this provision below $2.10 per share.

We may be required to pay liquidated damages if we can not fulfill the requirements regulated in the our $30,000,000 financing.

If our common stock is not listed on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008, we will be required to pay by September 28, 2008, an additional payment on each Convertible Note in the amount of 3.3% of the principal amount of such note. Furthermore, the Company will be required to pay additional interest at a rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the notes are outstanding. Our ability to have our common stock listed in either of these markets may be affected by any failure which we may have in our internal controls. In the event that the registration statement registering the shares of common stock underlying the convertible notes has not been declared effective by the SEC on or before March 14, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, we shall be required to pay additional interest at the rate of one percent 1% of the Convertible Notes.

Any adjustment in the conversion rate or event which requires payment of liquidated damages could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the conversion price pursuant to any of the adjustment provisions of the agreements relating to our $30,000,000 financing or if we are required to pay liquidated damages, thus adjustment or payment, or the perception that an adjustment or payment may be required may have a depressive effect on both our stock price and the market for our stock.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

There is a limited trading market for our common stock.

Although our common stock is registered pursuant to the Securities Exchange Act of 1934, there was no market for our common stock prior to February 6, 2007, and we cannot give any assurance that there will continue to be a market for our common stock. Further, our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 2,000,000 shares of common stock pursuant to our 2006 long-term incentive plan. The exercise of any options we may grant under this plan and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. If we issue all of the shares of common stock issuable pursuant to the plan, these shares will represent approximately 6.4% of the outstanding common stock, based on the presently outstanding shares of common stock.

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

In the PRC, there is no private ownership of real estate. Rather, the government grants real property rights which are transferable. During 2005, we purchased real property rights from a former related party, Bejing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan) with initial purchase price of $12.3 million, which ws increased to $18.6 million, of which $15.4 million was paid as of September 30, 2007. We also license technology from Beijing Sanhuan for which we owed $170,000, of which $103,000 was paid as of September 30, 2007, and we use Beijing Sanhuan’s services for our subsidiaries. As a result, investors may be reluctant to invest in our common stock, which would affect both the stock price and the trading volume in our stock.

Because of our cash requirements and restrictions in our preferred stock purchase agreement we may be unable to pay dividends.

We expect to retain any earnings to finance the growth of our business, particularly, our proposed CNG station business, which is very capital intensive. Further, the agreements relating to our September 2007 financing has restrictions on our use of our funds.

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

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are treated as a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our Business

Historically, our business has been the manufacture of pressure containers and compressed natural gas (CNG) facilities and equipment. In June 2006, we launched our program to develop and operate natural gas filling stations and construct and operate natural gas process plants in Central and East China. This business is currently our principal business.

Since the second quarter of calendar 2007, through Lixun, we are manufacturing and selling an electronic device to enable a vehicle to use alternative fuel as well as CNG vehicle conversion kits. Through Lixun, we also design and sell customized automotive alternate fuel (CNG/LPG) electronic device to either domestic customers as well as overseas customers, including customers in the United States, Russia and Italy. These conversion kits are sold to manufacturers on an OEM basis and are also sold in the after market. For the nine months ended September 30, 2007, the division, which accounted for 41.5% of our revenue, was our largest source of revenue.

The government of the People’s Republic of China (“PRC”) is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that this need will create a market for CNG powered vehicles. We have been developing our CNG wholesale and retail business by building our own natural gas processing plants and CNG filling stations in Central and East China to meet this perceived need.

In October 2007, we opened two CNG filling stations in Wuhan City, and in November 2007, we opened a third CNG filling station in Xuancheng. In addition, we have ten additional CNG filing stations nearly completed and under quality checking by government officers, and another about 20 stations under construction or in the construction planning stage. These stations are to be opened in Wuhan City, Xuancheng City and Pingdingshan City. We expect to open the 30 stations in total by the end of June 2008, although we can give no assurance that these targets will be met.

We also plan to establish four natural gas processing plants in Hubei and Anhui Province with the designed annual capacity to process 400 million cubic meters per natural gas based on a quota which we obtained from Sinopec from a main pipeline which is presently under construction. The four plants are under construction and will be operated by Hubei Gather, a 55% subsidiary, and Anhui Gagher, in which we have a 45% interest. We expect these plants will become operational at the end of 2008 or in early 2009. Both Hubei Gather and Anhui Gagher are the parties to the natural gas purchase agreement with Sinopec.

The government of the PRC is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that this need will create a market for CNG powered vehicles. Since June 2006, we have been developing our CNG wholesale and retail business by building our own natural gas processing plants and CNG filling stations in Central and East China to meet this perceived need.

We plan to establish a network of CNG stations at various locations in Central and East China. We are developing our first CNG station project in Wuhan City, in the Hubei Province, Pingdingshan City of Henan Province, and Xuancheng City of Anhui Province in the PRC. In each of these locations, we obtained the municipal government’s approval for retail and we secured natural gas quota from the main-pipeline of Petrol China and Sinopec, the only two natural gas suppliers of China, to support the CNG filling stations in those cities.

Our first two CNG stations are located in Wuhan City, Hubei Province. Each station has four filing outlets and is open seven days a week, 24 hours a day. We have staffed each station with 12 to 14 employees. Wuhan City is the capital of Hubei Province. As the biggest city in central China, it has a population of approximately 9,100,000 as well as 6,300 buses and 20,000 taxis. Based on statistics provided by the government agency, Wuhan currently has about 7,000 CNG-burning vehicles and buses. We believe that between 20 and 30 CNG filing stations will be required in order to meet the anticipated demand. As of November 30, 2007, there were fewer than 10 CNG filling stations. The third CNG station is located in Xuancheng in Anhui Province.

We also plan to establish four natural gas processing plants in the area of Hubei and Anhui Province to process, under full annual capacity, 400 million cubic meters natural gas based on a quota which we obtained from Sinopec from a main pipeline which is presently under construction. The four plants are under construction and will be operated by Hubei Gather, our 55% subsidiary, and Anhui Gagher, in which we have a 45% interest. Both Hubei Gather and Anhui Gagher are the parties to the natural gas purchase agreement with Sinopec. The pipeline over which the natural gas will be transmitted to us is presently under construction. Our ability to supply natural gas is dependent upon our having and retaining a reliable source of natural gas.

Marketing and Sales

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

In marketing our pressure containers and CNG facilities and equipment, we rely primarily on “in-house” salesmen, who directly contact and build relationship with end user customers, and we sell to the end users. We market our products through business connections, trade shows and conferences.

The purchasers of conversion kits are primarily manufacturers who use the kits on an OEM basis and after market vehicle maintenance plants. We develop and service those customers by our in-house salesmen who market the products through business connections, trade show and conferences.

When we develop of CNG station retail business, we intend to market our services to taxi and bus companies, who are the largest segment of end-users of our CNG product. We will seek to market not only the CNG from our stations, but the conversion of their gasoline engines to CNG engines.

To our proposed natural gas process and wholesale business, the targeted customers will be companies that require significant quantities of natural gas for their own fleets as well as to CNG filling stations. We will also supply our own retail outlets from our wholesale facilities.

During the nine months ended September 30, 2007, there are two customers accounting for in excess of 10% of consolidated sales as 24.3% and 13.1% of consolidated sales respectively, or an aggregate of 37.5% of consolidated sales.

Source of Supply

The principal components of our products are compressors, steel vessels and raw steel, as well as electronic parts for the conversion kits used to convert a gasoline engine to a CNG engine. We can obtain most of these products from a number of suppliers in the PRC as well as suppliers in the international market. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier. In May 2007, we also purchased steel tubes in the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. We are not dependent upon any supplier for these products.

The natural gas for our retail and wholesale natural gas business is available from a limited number of suppliers, Sinopec, Petrol China or affiliated companies of Petrol China. The suppliers require both the supply of natural gas the pipeline which is the only commercially reasonable way to deliver the natural gas. If, for any reason, we are unable to obtain a reliable supply of natural gas, we will be unable to generate revenue from this business.

Intellectual Property

Although we hold certain patent rights relating to the manufacture of pressure containers, our CNG station construction service business is more dependent upon our know-how than on any patent rights that we have.

We have an agreement with Beijing Sanhuan pursuant to which Beijing Sanhuan granted us the right to use Beijing Sanhuan’s technology and software relating to the integration, installation and maintenance of CNG station systems. Under this agreement, we pay Beijing Sanhuan for the technology and software at the rate of $12,800 for each CNG substation and $23,051 for each CNG mother station. We also pay Beijing Sanhuan $64 per hour for engineers provided by Beijing Sanhuan.

As the designer and manufacturer of automotive alternate fuel (CNG/LPG) electronic device, Jiaxing Lixun has applied series of Chinese patents for the technical know how relating to these products, however, we cannot assure you that the patents will be granted or, if granted, that we will be able to enforce our rights against an alleged infringer.

Research and Development

We do not engage in research and development. We have worked from time to time with our customers to design a product, typically a pressure container for the customer’s product. However, those services are included in the service for the customer’s product.

Competition

The two largest state owned energy companies, CNPC China National Petroleum Corporation, referred to as CNPC Group, and Sinopec are engaged in the sale and supply of energy and are major companies in exploration and transportation of oil and gas. They build much of the PRC’s high pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to the end user. Although these major companies supply natural gas rather than sell the natural gas to end users, they have the capability of establishing a their own natural gas distribution networks. When we operate CNG stations, we will have to compete based on our locations and service, since both the price we pay and the amount we charge are subject to price control.

We are aware of two companies which may be considered to be direct competitors in the business of CNG station business: Xinao Gas Field Ltd and China Natural Gas. Xinao Gas Field distributes natural gas via pipeline, doing business in 13 provinces and municipalities that have a combined population of 31 million. China Natural Gas distributes natural gas to commercial, industrial and residential customers of Xian City, and distributes CNG as a vehicular fuel to retail end users of Xian City. We believe that neither of the two companies is approved to supply natural gas to any area in which our CNG retail business covered. In operating CNG stations, the location of the station is a crucial element in generating business. In marketing to large potential users, such as taxi and bus companies, we need to show that we are a reliable supplier of natural gas.

We are also aware of two companies which may be considered as competitors of us in the business of CNG deposit and transportation equipment manufacturing: Shijiazhuang Enric Gas Equipment, Handan Xinxing Petrochemical Equipment.

Three Italian companies are the competitors of us in the business of gas vehicle kits produce: Lovato Spa, LANDI Spa, and OMVL Spa. Because those companies are not Chinese companies, we believe that our familiarity with the Chinese markets gives us a competitive advantage.

Employees

On September 30, 2007, we had about 572 employees, of whom, approximately 59 of our employees are in executive and administrative, 73 employees are in marketing and sales, 119 are technical engineers in pressure container and CNG deposit and transportation manufacturing, quality control as well as CNG station construction, the remaining 321 persons are manufacturing personnel. We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

In China, there in no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property. Certificates of property rights have been issued by the government authority covering parcels of approximately 265,000 square feet and 394,000 square feet where we maintain our offices and manufacturing facilities. Both parcels are located on Jinhua Road in the Si’fang District of Qingdao Province in the PRC. The certificate of property right for both parcels expires in 2057.

The property was purchased from an affiliated company and the purchase price was $18.4 million of which $15.4 million was paid during the period from 2005 to September 2007. The balance is due at such time as the land is sold out to commercial developing, and the Company get the proceeds of the land transferring.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to February 6, 2007, there was no market for our common stock. Since February 6, 2007, our common stock has been traded on the OTC Bulletin Board under the symbol SNEN. The following table sets forth the high and low bid price of our stock by quarter since commencement of trading. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
2007
First quarter (from February 6)	$2.33	$1.60
Second quarter	$2.78	$1.83
Third quarter	$3.23	$2.25
Fourth quarter (through December 26)	$5.15	$3.14

On December 26, 2007, the last reported sales price for our common stock was $3.70 per share.

On December 26, 2007, we had approximately 40 record holders of our common stock. The number of record owners does not reflect any shares that are held by stockholders in the name of their brokerage firm or in the name of Cede & Co.

We have not paid dividends since our inception. Our agreement with the investors in the June 2006 private placement, and the indentures relating to our $30,000,000 private placement of notes prohibit or restricts our payment of dividends.

As of December 26, 2007, we had the following shares of common stock reserved for issuance:

•	1,746,428 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company.

•	4,416,404 shares issuable upon transferring of 3% senior guaranteed convertible notes.

•	2,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of September 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,320,000	1.88	680,000
Equity compensation plan not approved by security holders	0	0	0

The 2006 long-term incentive plan was approved by the board of directors and stockholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

Overview

We design, manufacture and market a range of pressurized containers for CNG. Although our initial business involved the manufacture of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions - (i) the manufacture of CNG vehicle and gas station equipment, and (ii) the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the CNG station.

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

Commencing in 2006, we began to construct CNG stations and we intend to operate CNG stations. This aspect of our business is different from our other business since we will be operating CNG filling stations. The business of operating CNG stations requires a substantial capital investment, and we have raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. As discussed under “Liquidity and Capital Resources,” the indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacture of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to by price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in the other. At September 30, 2007, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $1.6 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline which is presently under construction and which is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined at a later date.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM and sale in the after market. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. In July 2007, we paid additional $400,000 to increase our equity ownership in Jiaxing Lixun to 70%. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. The business of manufacturing of electronic part of vehicle conversion kits as well as produce conversion kit is reported as a separate segment in the nine months ended September 30, 2007.

Our CNG vehicle and gas station equipment business include two product lines:

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems; and

•	the manufacture of equipment for CNG vehicles and gas stations.

Our original business is the manufacture and sale of nonstandard equipment and pressure container business. During the nine months ended September 30, 2007, we received new orders in this division which generated a higher gross margin because of the additional value of the services we provided, compared with the comparable period of 2006 in which our sales were the traditional sales that generated a relatively lower profit margin.

The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Because our emergence into CNG filling station business, we did not receive any CNG station construction service order in the nine months ended September 30, 2007. We anticipate that, at least in the near term, we will devote most, if not all, of our CNG construction business to the construction of our own CNG filling stations.

Steel and steel tubing are major component for our CNG vehicle and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Accordingly from May 2007, we also began to purchase steel tubes from PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

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

Results of Operations

In the nine months ended September 30, 2007, we had four business segments, and in the same period of 2006, we had three business segments. The third segment -- the construction of CNG stations to be operated by us and the operation of those CNG stations -- is in the development stage. The fourth segment - the sale of CNG conversion kits first generated revenue in the second quarter of calendar year 2007.

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

(iv) Vehicle fuel conversion equipment

Manufacturing of CNG vehicle conversion kits and electronic control devices for alternative fuel.

Nine months ended September 30, 2007 and 2006

The information set forth below has been derived from our audited financial statements for the nine months ended September 30, 2007 and our restated unaudited financial statements for the nine months ended September 30, 2006.

Nine months ended September 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net revenue	$3,250	$6,064	-	$6,609	$15,923
Cost of revenues	1,873	2,716	-	4,041	8,090
Gross profit	1,377	3,888	-	2,568	7,833
Gross margin	42%	64%		39%	49%
Operating expenses:					0
Selling expenses	100	23	-	111	$234
General and administrative expenses	529	970	1,130	700	3,329
Total operating expense	629	993	1,130	811	3,563
Income (loss) from operations	$748	$2,895	($1,130)	$1,757	$4,270

Nine months ended September 30, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$4,361	$5,403	-	$9,764
Cost of revenues	3,353	1,625	-	4,978
Gross profit	1,008	3,778	-	4,786
Gross margin	23%	70%		49%
Operating expenses:
Selling expenses	$152	$38	-	$190
General and administrative expenses	455	908	33	1,396
Total operating expense	607	946	33	1,586
Income (loss) from operations	$401	$2,832	($33)	$3,200

Net Revenue. Net revenue for nine months ended September 30, 2007 (the “September 2007 period”) was approximately $15.9 million, a 64% increase from the net revenue of approximately $6.2 million for the nine months ended September 30, 2006 (the “September 2006 period”). This increase results primarily from the sale of our vehicle conversion kit, which generated revenue of $6.6 million, or 41.5 % of sales in the September 2007 period. During the September 2007 period, this segment, which first generated revenue in the second quarter of 2007, was our largest source of revenue. In addition, our revenue from CNG station facilities and construction increased by $661,000, or 12.2%, in the September 2007 period from the September 2006 period. These increases were offset by a decrease of $1.1 million, or 25.4%, in sales of pressure containers. This decrease results from a restructuring of our pressure container product line in the first quarter of 2007, when our sales from this segment were less than $800,000.

Cost of Revenue. The cost of revenue for the September 2007 period was approximately $8.0 million, compared with approximately $5.0 million in the same period of 2006, a 62.5% increase. The cost increase is consistent with the increase in net revenue. Although our overall gross margin of 49% is virtually unchanged from the September 2006 period to the September 2007 period, there were changes in gross margins of the different segments.

•	The gross margin vehicle conversion kits segment, which accounted for 41.5 % of sales in the September 2007 period, is 39%. Our principal cost of revenue is our manufacturing costs.

•
Our gross margin for our non-standard pressure container segment increased from 23% to 42%. In the September 2007 period, we obtained, in addition to our traditional container orders, two orders for new products which generated a higher gross margin because of the specialized nature of the services we provided. One of these orders is for the manufacture of equipment for a bio-diesel facilities. The second is for the installation service of pressure container equipment.

•
Our gross margin for the CNG station building consulting service decreased to 64% in the September 2007 period from 70% in the September 2006 quarter. In the September 2007 period, all of our revenue related to the manufacture for CNG facilities and equipment and none of the revenue was generated by technical consulting services, which in the past have generated a significantly higher gross margin than the manufacture. We were able to realize the 64% margin in this segment, without providing consulting services, as a result of a change in the procurement process. In the past, we purchased the steel bottles, a key raw material for CNG stations and a key cost of revenue. During the September 2007 period, our customers provided the steel bottles.

Operating Expenses. Operating expenses were approximately $3.6 million in the September 2007 period, an increase of $2.0 million, or 127%, from the September 2006 period. The increase in operating expenses reflects the following factors:

•
$1.2 million of expenses relating to the our CNG station operation segment, as compared with $33,000 of such expenses in the September 2006 period. as more stations being under construction and more managing work in that segment in the 2007 period.

•
$811,000 of selling, general and administrative expenses associated with the vehicle conversion business in the September 2007 period. This segment commenced operations in 2007, and, as accordingly, there were no comparable expenses in the September 2006 period.

•
Our general and administrative expenses for the September 2007 period include $572,000 of non-cash expenses resulting from the grant of stock options and warrants during the September 2007 period, while there was no comparable expenses in the September 2006 period.

Income from Operations. Income from operations was approximately $4.2 million for the nine months of 2007, compared with approximately $3.2 million in the same period of 2006 resulted from the above mentioned reasons.

Interest Expense. In the September 2006 period, the interest expense was $1.73 million, which includes a $1.594 million non-monetary expense resulting from the issuance of convertible notes issued in our June 2006 private placement. The interest expense in the September 2006 period, other than this non-monetary expense, was approximately $135,000. Our interest expense for the September 2007 period was $295,000, an increase of $160,000 from the interest expense exclusive of the non-monetary charge. This increase reflected a $11.6 million increase in short term bank loan which we incurred in connection with the expansion of our manufacture facilities as well as in increase in the average the interest rate from 6.67% to 7.56%.

Income Taxes. Sinogas, Yuhan, and Wuhan Sinoenergy have received exemption from corporate income tax separately in September 2006 and in the beginning of 2007. As a result, we did not accrue any income tax in the September 2007 period. The income tax expense for the September 2007 period primarily represents income tax accrued by our newly acquired Lixun subsidiary. Lixun received an income tax exemption commencing August 2007.

Net income. As a result of the foregoing, we had net income of $3.6 million, or $0.14 per share (basic and diluted), for the nine months of 2007 as compared with net income of $2.3 million, or $ 0.16 per share (basic and diluted) for the same period of 2006.

 Liquidity and Capital Resources

At September 30, 2007, we had cash of approximately $4,547,000, an increase of approximately $3,959,000 from December 31, 2006. Our cash at September 30, 2007 included restricted cash of $1,225,000, representing a deposit for a bill of exchange in the same amount which was issued in connection with a material purchase by us. At September 30, 2007, we had working capital of approximately $24.7 million and stockholders’ equity of approximately $32.7 million, compared with a negative working capital of approximately $2,883 and stockholders’ equity of approximately $16.0 million at December 31, 2006.

For the September 2007 period, we generated cash of approximately $5.2 million from our operations, and we used approximately $25.2 million for investments, consisting of payments of approximately $16.8 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $8.4 million to purchase a portion of the minority interest in some of our subsidiaries.

We generated approximately $11.3 million cash from the sale of common stock upon the exercise of warrants, and approximately $11.7 from short term bank loans, which, as of September 30, 2007, were in the aggregate principal amount of approximately $23 million.

At September 30, 2007, we had a note receivable of $29.6 million, representing the net proceeds from our issuance on September 28, 2007 of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes. Although the notes were issued at a closing on September 28, 2007, the funds were received on October 8, 2007.

We believe that our working capital, together with cash flow generated from our operations, will provide us with the funds necessary to continue to develop our business, which, because of efforts to develop the CNG station business, is very cash intensive. We will continue to incur capital expenditures for this business segment in future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

Our agreement relating to the issuance of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes have covenants which could impair our ability to raise additional funds if we require the funds either to develop or expand our present businesses, primarily the CNG station business, or to make acquisitions. These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 for the first year and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 for the first year and 3.75 to 1.00 if the debt is incurred thereafter, provided, that the certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 for the first year and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ration of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.;

•	Sinogas cannot incur debt under its credit facilities except to the extent that such debt does not exceed $15.0 million through September 28, 2008 or $10.0 million thereafter.

•
We are subject to restriction in paying dividends, purchasing its own securities or those of our subsidiaries, prepaying subordinated debt, and making any investment other any investments in itself and its subsidiaries engaged in our business and certain other permitted investments.

•	We are subject to restrictions on incurring liens.

In connection with this financing, we paid the lenders a fee of $160,000.

Commitments

When we formed Yuhan with Kantai, we had a 55% interest in Yuhan. We have since acquired an additional 35% for $1,500,000, of which, at September 30, 2007, we had paid $1.2 million and owed $300,000. We have the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

On March 23, 2007, we and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which we will contribute $2,750,000 as 55% equity owner and New Energy will contribute $2, 250,000 for a 45% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2007, $752,710 has been invested in Hubei Gather by us and New Energy, and at that date our commitment for future funding was $2,336,010.

In July, 2007, we and Shanghai CNPC Enterprise Group (CNPC Enterprise) signed an agreement pursuant to which we would purchase 70% of Xuancheng Sinoenergy Gas owned by CNPC Enterprises for $1,797,412. On November 11, 2007 Xuancheng Sionenergy received a new business license and we received our equity in CNPC Enterprise. As of December 20, 2007, we had paid to CNPC Enterprise $732,279 on account.

Anhui Gagher was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Tianjin Green Fuel owning 45% equity. On July 4, 2007, we purchased the 45% equity of Anhui Gagher, which had been owned by Green Fuel, for $2,750,000, of which $844,330 would be paid to Green Fuel for capital injection and to reimburse Green Fuel for its costs incurred in obtaining the right to receive 200 million cubic meters natural gas quota from Sinopec, and $1,905,670 would be paid to Anhui Gagher as unpaid capital. As of September 30, 2007, we had paid $844,330 to Green Fuel. We are to pay the remaining $1.9 million to Anhui Gagher according to requirement of PRC government.

During the September 2007 period, we purchased the land use right for the real property on which our facilities are located from Beijing Sanhuan, which may be deemed a related party. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. As of September 30, 2007 and December 20, 2007, we had paid $15.4 million to Beijing Sanhuan. The rest is payable if we sell the property.

On August 28, 2007, we entered into a purchase agreement to acquire 100% of the equity of Qingdao Jingrun General Machinery Company (“Jingrun”). Under the terms of the agreement, Jingrun’s shareholder will receive cash consideration of approximately $8 million, for all of the assets of Jingrun, including the company’s land and workshop. Jingrun’s most valuable asset is its 645,000 square foot plot of land, which is located in the new development zone of Qingdao City, Shandong province, China. Upon payment of the purchase price, Jingrun will become our wholly owned subsidiary and, through the subsidiary, we will own the property rights to the land. As of September 30, 2007, we had paid $4,087,175 of the purchase price.

In addition, in the normal course of our business we issue purchase orders for equipment for our CNG stations and well as for components for our products. As of September 30, 2007, we had outstanding purchase orders totaling approximately $14.28 million, of which approximately $8.82 million had been paid on account and $5.46 million remained outstanding. These outstanding balances will become due during the fiscal year ended September 30, 2008.

During September 2007 period, our subsidiary, Wuhan Sinoenergy, entered into leases for 13 locations in Wuhan City for its CNG station. The leases have terms of between 10 and 20 years with total annual rental of $341,600. Wuhan Sinoenergy has also purchased the land use right for a location in Wuhan City for a CNG station, for $116,000 of which $37,000 has been paid.

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

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets from the time when the assets are in service. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations. We perform impairment tests on our long-term assets at least annually.

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

Revenue Recognition - We recognizes product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, and simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

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

In December 2007, the FASB issued FASB 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. , the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008, we do not believe that adoption of these standards will have any impact on our financial statements.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Bo Huang	38	Chief executive officer and director
Tianzhou Deng	52	Chairman and director
Qiong (Laby) Wu	33	Chief financial officer
Yanying Liu	43	Secretary
Robert I. Adler	73	Director
Renjie Lu	73	Director
Greg Marcinkowski	47	Director
Baoheng Shi	70	Director

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

Laby Wu has been our chief financial officer since June 2006. Ms. Wu was a senior auditor with the accounting firm of Ernst & Young Hua Ming Accounting Firm from 2004 until June 2006. From 2003 until 2004, Ms. Wu was a consultant in the accounting and tax planning department of the accounting and tax consulting firm of HLB-Beijing Yongtuo CPAs. From 2001 until 2003, Ms. Wu was an auditor with HLB - Yongtuo Certified Public Accountants Co., Ltd., and from 1998 until 2001, Ms. Wu was an administrative manager and office manager for the manufacturing firm of Trend Ceramic Group Co., Ltd. Ms. Wu, a certified public accountant of Australia, received her bachelor’s degree in material science and engineering from Ji Nan University in China, her bachelor degree in accounting and economics from Deakin University in Australia, and her master degree in professional accounting from Deakin University.

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

Robert I. Adler is a private investor. He retired in 1973 from a position as investment advisor with UBS Financial Services, where he had been employed for the prior year. Mr. Adler’s prior experience includes terms as a managing director for ING Furman Selz Asset Management, vice president and senior investment officer of BHF Securities Corp and DG Bank, New York Branch and vice president of Kuhn, Loeb & Co. Recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at New York University School of Business Administration. He is a member of Institute of Chartered Financial Analysts and the New York Society of Security Analysts. Mr. Adler is also a director of China Medicine Corporation, a company that markets and distributes medicine products in the PRC, and Precision Aerospace Components, Inc., a stocking distributor of precision fasteners based in New York City.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended September 30, 2007, the following officers, directors and 10% stockholders were late in their filings: Mr. Huang, Mr. Deng and Ms. Wu were each 72 days late in filing a Form 4. Mr. Lu and Mr. Shi were each 272 days late in filing a Form 3 and 19 days late in filing a Form 4. JLF Offshore Fund Ltd was a day late in filing a Form 3. Jeff Feinberg was a day late in filing a Form 3. JLF Partners I, L.P. was late in filing a Form 3.

ITEM 10. EXECUTIVE COMPENSATION

Directors’ Compensation

Each independent director receives an annual directors’ fee of $12,000. In addition, pursuant to the 2006 long-term incentive plan, each newly-elected independent director received at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at fair market value on the date of his or her election. In addition, the plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year at market price commencing in 2007. Tianzhou Deng is our chairman. He received an annual salary of $36,000. He is eligible for the grant of options pursuant to our 2006 long term incentive plan.

The following table sets forth information as to compensation paid to our directors who are not listed in the Summary Compensation Table during the nine months ended September 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Tianzhou Deng		$0	62,000	$0	$0	$0	62,000
Robert Adler		0	10,500	0	0	0	10,500
Renjie Lu		0	10,500	0	0	0	10,500
Greg Marcinkowski		0	10,500	0	0	0	10,500
Baoheng Shi		0	10,500	0	0	0	10,500

We granted Mr. Deng a five-year option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. We granted Mr. Adler, Mr. Lu, Mr. Marcinkowski and Mr. Shi options to purchase 5,000 shares at an exercise price of $2.03, and to purchase 30,000 shares at an exercise price of $0.65 pursuant to the automatic grant provisions of our 2006 long-term incentive plan.

Executive Officers’ Compensation

The following table is the compensation to our chief executive officer and chief financial officer during 2007 and 2006. No officer received compensation of $100,000 or more.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Bo Huang, Chief Executive Officer	2007	$24,000	$31,000	$55,000
	2006	12,000	0	12,000
Qiong (Laby) Wu, Chief Financial Officer	2007	25,000	31,000	56,000
	2006	16,000	0	16,000

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

Outstanding Equity Awards at Fiscal Year End

During the nine months ended September 30, 2007, we did not issue any stock awards. The following table sets forth information as to options held by the officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Bo Huang	50,000	50,000	0	$2.00	5/8/2012
Qiong (Laby) Wu	50,000	50,000	0	$2.00	5/8/2012

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of November 30, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage

Tianzhou Deng 45 Jinghua Road Qingdao, Shandong, China	6,396,923.5	20.3%
Bo Huang 45 Jinghua Road Qingdao, Shandong, China	6,396,923.5	20.3%
Robert I. Adler	15,000	*
Greg Marcinkowski	15,000	*
Renjie Lu	15,000	*
Baohend Shi	15,000	*
All officers and directors as a group (two individuals beneficially owning stock)	12,853,847	45.1%

* Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of November 30, 2007.

Mr. Deng and Mr. Huang each owns a 50% interest in Skywide Capital Management Limited (“Skywide”), which owned 12,793,847 shares of commons stock. Thus, Mr. Deng and Mr. Huang are deemed to beneficially own 50% of the shares owned by Skywide. As the sole owners of Skywide, they have joint voting and dispositive power with respect to the shares owned by Skywide.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From the time of our organization until Sinoenergy Holding acquired Sinogas in November 2005, Sinogas principal stockholder was Beijing Sanhuan Technology Development Co., Ltd., which was then owned by Bo Huang and Tianzhou Deng. Mr. Huang and Mr. Deng have advised us that they no longer have any direct or indirect ownership or, and are not directors of, Beijing Sanhuan except that Mr. Bo Huang was still the legal representative of Beijing Sanhuan before July 2007. During 2005, Sinogas signed an agreement to acquire the land use right for the land on which Sinogas’ offices and manufacturing facilities are located with initial transfer price of $12.3 million, of which $5.0 million was paid during 2005 and $4.1 million was paid in 2006. In May 2007, the purchase price for the land use right was increased to $18.6 million pursuant to an amendment to the sales agreement, as a result of increased costs and an increase in the value of the land use right. Pursuant to the amendment, the increase was conditioned upon Beijing Sanhuan providing the Company with a special purpose audit report to support the increased cost, and the management is to engage third party independent professionals to provide a report for the land use right valuation. In May 2007, the Company received the land use right certificate. Upon the grant, the land use right will have a term of 50 years from the date of approval. As of September 30, 2007, the Company has paid $15.4 million to Beijing Sanhuan.

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

At June 30, 2006, we owned a 55% interest in our subsidiary, Yuhan, and the other 45% was owned by Kangtai and one individual. Yuhan was set up by Sinogas and Kangtai on May 25, 2005. In connection with Yuhan’s organization, Kangtai transferred equipment to Yuhan as part of its investment in Yuhan, Kangtai transferred certain contracts to Yuhan, and Yuhan assumed the manufacturing obligations under these contracts and purchased the related inventories from Kangtai at fair market value. Kangtai purchased the manufactured products from Yuhan at fair market value and sold the products to the end user. The sales of these products to Kangtai amounted to $1,592,886 for 2006 and $979,000 for 2005. Because these transactions relate to sales to third parties through Kangtai, we treat the receivable from those sales as a third-party receivable. In August 2006, the Company entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due in installments.  The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 on payment of the rest $640,000. As of September 30, 2007, the Company owns 90% of Yuhan and paid a total of $524,000 and own $976,000.

Kangtai, the predecessor of Yuhan, rented manufacturing facilities from us at a rental of approximately $1.1 million for the period ended May 2005. At December 31, 2006, the outstanding rental receivable was approximately $875,000. In September 30, 2007, the outstanding receivable was $145,595..

We believe that all transactions with Beijing Sanhuan and Kangtai were at prices and on terms no less favorable to us that would be available from non-affiliated third parties.

Director Independence

Four of our directors, Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, are independent directors, using the Nasdaq definition of independence. These four directors comprise the audit committee and the stock option subcommittee of the compensation committee. These four independent directors, together with Mr. Tianzhou Deng, our chairman, comprise the compensation committee. Mr. Deng is not an independent director.

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

10.8	Agreement between Qingdao Sinogas General Machinery Co. Ltd. and Beijing Sanhuan Technology Development Co. Ltd. (English Translation) [6]

10.9	Agreement dated July, 2006, among Sinoenergy Holding Limited, Qingdao Kangtai Machinery Equipment Manufacture Co. Limited and Guili Shi (English translation) [6]

10.10	Agreement, dated March 16, 2007, by and among Sinoenergy Corporation, the June 2006 Private Placement Investors and Skywide Capital Management Limited[7]

10.11	Agreement dated March 26, 2007, between Beijing Sinogas Sanhuan Technology Development Co., Ltd. and Qingdao Sinogas General Machinery Limited Corporation (English translation)[2]

10.12	Agreement dated January 26, 2007, among People’s Government of Xuancheng City, Anhui Province, China New Energy Development Investment Company Limited and the Registrant (English translation) [2]

10.13	Agreement dated February 1, 2007, among People’s Government of Huangmei County, Hubei Province, China New Energy Development Investment Company Limited and the Registrant (English translation) [2]

10.14
Letter of Intent to secure the supply of 200 million cubic meters of natural gas per year, dated May 14, 2007, among Hubei Gather Energy Gas Co, its 55% equity owned subsidiary, Sinopec Shanghai Petrochemical Company Limited (English translation) [4]

10.15	Agreement of Natural Gas Sale and Purchase dated June 7, 2007, among China Petroleum and Chemical Corporation Natural Gas Branch and Anhui Gagher Energy Gas Co., Ltd. (English translation) [4]

10.16	Agreement of Composite Note Purchase, dated September 1, 2007, among Sinoenergy Corporation, Abax Lotus Ltd. and CCIF Petrol Limited. [4]

10.17	Agreement of Equity Interest Transfer dated August 28, 2007, among Junning International Industry Co. Ltd., Sinoenergy Holding Limited and Qingdao Guang An Industry Co. Ltd (English translation) [4]

10.18	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 3.0% Guaranteed Senior Convertible Notes due 2012 [4]

10.19	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee relating to the 12.0% Guaranteed Senior Notes due 2012 [4]

10.20	Equity registration rights agreement dated September 28, 2007, by and among the Company, Abax Lotus Ltd. and CCIF Petrol Limited [4]

10.21	Investor rights agreement dated September 28, 2007, by and among the Company, its subsidiaries, Mr. DENG Tianzhou and Mr. HUANG Bo, and Abax Lotus Ltd. and CCIF Petrol Limited [4]

10.22	Information rights agreement dated September 28, 2007, from the Company to Abax Lotus Ltd. and CCIF Petrol Limited [4]

10.23	Charge agreement over registered shares in Sinoenergy Holding Limited between the Company and DB Trustees (Hong Kong) Limited, as security agent [4]

10.24	Composite non-competition covenant and agreement by Mr. DENG Tianzhou and Mr. HUANG Bo for the benefit of Abax Lotus Ltd. and CCIF Petrol Limited [4]

21.1	List of Subsidiaries[2]

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

[1]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on June 15, 2006 and incorporated herein by reference.

[2]	Filed herewith

[3]	Filed as an exhibit to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB which was filed with the Commission on March 27, 2000

[4]	Filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on July 31, 2006 and incorporated herein by reference.

[5]	Filed as an exhibit to the Company’s Form 8-K report which was with the Commission on October 4, 2006 and incorporated herein by reference.

[6]	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, and incorporated herein by reference.

[7]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on March 21, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended December 31, 2005 were certified by Rotenberg and Co., LLP (“Rotenberg”). Rotenberg also reviewed our unaudited financial statements for the three quarters of 2006.

We were billed by Rotenberg during 2006 as follows:

Description of services	2006
Audit fees	50,000
Audit related fees	29,000
Tax fees	-0-
All other fees	-0-
79,000

On December 11, 2006, we engaged Schwartz Levitsky Feldman LLP (“Schwartz Levitsky”) as our registered independent accounting firm. We were billed by Schwartz Levitsky during the nine months ended September 30, 2007 and the year ended December 31, 2006, as follows:

Description of services	2007	2006
Audit fees	173,000	$78,000
Audit related fees	-0-	27,500
Tax fees	-0-
All other fees	-0-
	173,000	105,500

Audit fees.    Audit fees represent fees for professional services performed by Schwartz Levitsky for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for audit related services performed by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements. There is no audit related fee for the nine months ended September 30, 2007

Tax Fees. Tax fees represent fees for tax compliance services performed by our independent auditor. Neither Rotenberg nor Schwartz Levitsky performed any tax compliance services.

 All other fees.     Schwartz Levitsky did not perform any services other than the services described above.

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

SINOENERGY CORPORATION. (Registrant)

Dated: December 27, 2007	/s/ Bo Huang
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

Signature	Title	Date

s/ Bo Huang	Chief Executive Officer	December 27, 2007
Bo Huang	and Director (Principal Executive Officer)

s/ Qiong (Laby) Wu	Chief Financial Officer	December 27, 2007
Qiong (Laby) Wu	(Principal Financial and Accounting Officer)

s/ Tianzhou Deng	Director	December 27, 2007
Tianzhou Deng

s/ Robert I. Adler	Director	December 27, 2007
Robert I. Adler

s/ Renjie Lu	Director	December 27, 2007
Renjie Lu

s/Greg Marcinkowski	Director	December 27, 2007
Greg Marcinkowski

s/Baoheng Shi	Director	December 27, 2007
Baoheng Shi

SINOENERGY CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sinoenergy Corporation

We have audited the accompanying consolidated balance sheets of Sinoenergy Corporation as at September 30, 2007 and December 31, 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the nine months transition period ended September 30, 2007. These consolidated financial statements are the responsibility of the management of Sinoenergy Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinoenergy Corporation as of September 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for the nine months ended September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The consolidated statements of operations and cash flows for the nine months ended September 30, 2006 were unaudited.

/S/ SCHWARTZ LEVITSKY FELDMAN LLP
Toronto, Ontario, Canada	Chartered Accountants
December 24, 2007	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	Notes		September 30, 2007	December 31, 2006
ASSETS			Audited	Audited
CURRENT ASSETS
Cash			3,322	588
Restricted cash	3		1,225	-
Accounts receivable (net)	4
-Related party			169	594
-Third party			5,827	3,777
Other receivables	5
-Related party			332	1,220
-Third party			33,594	1,176
Deposits and prepayments-third party	6	(1)	2,795	-
Deferred expenses			58	4
Inventories	7		2,901	937
TOTAL CURRENT ASSETS			50,223	8,296
LONG TERM ASSETS
Long term investments	8		1,592
Property, plant and equipment (net)	9		8,388	3,556
Intangible assets	10		18,531	12,114
Other long-term asset	6	(2)	9,599	3,187
Goodwill	11		729	676
Long term deferred tax asset			4	4
TOTAL ASSETS			89,066	27,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short term bank loan	12		14,843	3,160
Accounts payable
- Related party			-	452
- Third party			3,166	211
Notes payable			799	-
Other payables	13
- Related party			3,679	4,073
- Third party			1,502	2,359
Accrued expenses			319	176
Warranty accrual			76	40
Advances from customers	14		1,035	701
Income taxes payable	15		119	7
TOTAL CURRENT LIABILITIES			25,538	11,179
LONGTERM LIABILITIES
12% guaranteed senior notes	16		15,622	-
3% guaranteed senior convertible notes	16		13,823	-
TOTAL LONG TERM LIABILITIES			29,445	-

Minority interests	17		1,363	614
Commitments	24
STOCKHOLDERS’ EQUITY
Common stock- par value$.001 per share; Issued and Outstanding- 31,418,065 shares at September 30, 2007, 14,636,472 shares at December 31, 2006	21		31	15
Series A convertible preferred stock-$0.001 Par Value -none at September 30, 2007, 5,692,307 shares at December 31, 2006	21		-	6
Additional paid-in capital	21		22,000	9,935
Capital surplus			20	20
Statutory surplus reserve fund	19		1,140	1,140
Retained earnings			8,217	4,576
Accumulated other comprehensive income			1,312	348
Total stockholders’ equity			32,720	16,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			89,066	27,833

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands of United States dollars except per share information)

		Nine Months Ended September 30,
	Notes	2007	2006(restated)
		Audited	Unaudited

NET REVENUE		15,923	9,764

COST OF REVENUE		(8,090)	(4,978)

GROSS PROFIT		7,833	4,786

OPERATING EXPENSES
Selling expenses		234	190
General and administrative expenses		3,329	1,396

TOTAL OPERATING EXPENSES		3,563	1,586

INCOME FROM OPERATIONS		4,270	3,200

OTHER INCOME(EXPENSES)
Other non-operating income		10	31
Interest expense		(295)	(1,725)
Other expenses		(14)	(146)
OTHER EXPENSES, NET		(299)	(1,840)

INCOME BEFORE INCOME TAXES		3,971	1,360
Income tax	15	(188)	1,011
INCOME BEFORE MINORITY INTEREST		3,783	2,371
Minority interest		(142)	(39)
NET INCOME		$3,641	$2,332
Other comprehensive income
Foreign currency translation adjustments		$964	$257
COMPREHENSIVE INCOME		4,605	2,588
Earnings Per Share -Basic	22	$0.14	$0.16
Weighted Average Shares Outstanding- Basic		25,551,566	14,417,851
Earnings Per Share-Diluted		$0.14	$0.16
Weighted Average Shares Outstanding- Diluted		26,727,828	14,459,553

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earning	Capital Surplus	Total Stock- holder’s equity
Balance, December 31, 2005				4,950	329	124	2,019	67	7,489

Recapitalization of reverse take over	14,215,385	14		(14)					-
Issuance of common stock	421,087	1		253					254
Issuance of warrants attached to convertible notes				1,343					1,343
Beneficial premium recorded				1,594					1,594
Convertible notes converted to preferred shares A			6	2,092					2,098
Fair value of stock option				30					30
Adjustment for capital financing expense				(313)					(313)
Adjustment for capital surplus and reverse							(79)	(47)	(126)
Net income for year 2006							3,447		3,447
Comprehensive income						224			224
Transfer					811		(811)		-
Balance, December 31, 2006	14,636,472	15	6	9,935	1,140	348	4,576	20	16,040
Issuance of common stock on conversion of series A preferred stock	5,692,307	6	(6)						0
Issuance of common stock on exercise of warrants	11,089,286	10		11,316					11,326
Amortizable discount of 3% guaranteed senior convertible notes				176					176
Issuance of warrants for service				65					65
Grant of stock options				508					508
Net income for the period							3,641		3,641
Comprehensive income						964			964
Balance, September 30, 2007	31,418,065	31	-	22,000	1,140	1,312	8,217	20	32,720

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of United States dollars)

	Nine Months ended September 30, 2007	Nine Months Ended September 30, 2006 (restated unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,641	2,332
Contribution from minority shareholders	607	-
Issurance warrants for service	65	1,594
Discount of convertible notes issued	176	-
Grant of options	508	-
Minority interest	142	39
Depreciation	417	231
Amortization of intangible assets	367	233
Provision for doubtful accounts	220	4
Deferred tax debit	-	(15)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,805)	(941)
Decrease /(Increase)/ in other receivables, deposits and prepayments	164	(4,098)
(Increase)/decrease in inventories	(1,964)	532
Increase in accounts payable	3,302	143
Increase/ in accrued expenses	179	139
Increase/(decrease) in advances from customers	334	(1,348)
(Decrease)/increase in other payables	(1,251)	335
Increase /(decrease)in income tax payable	112	(1,054)

Net cash (used in ) operating activities	5,214	(1,874)

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(5,249)	(231)
Prepayment for long term assets	(4,780)
Payment for purchase of land use right	(6,784)	-
Payment for minority interest in subsidiaries	(8,414)

Net cash used in investing activities	(25,227)	(231)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from bank loan	11,682	312
Cash received from capital contribution		3,301
Cash received from warrants exercise	11,326	-
Cash paid for other financing activities	-	(427)

Net cash provided in financing activities	23,008	3,186

Effect of changes in exchange rate	964	217

Net increase in cash	3,959	1,298
Cash at beginning of the year	588	334

Cash at end of the year	4,547	1,632
Supplementary Cash flow disclosure:
Tax paid	-	924
Interest Paid	295	131

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the consolidated financial statements
(Information for the nine months ended September 30, 2006 is unaudited)

1.	The Company

(a) Recapitalization Transaction

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). Its corporate name was changed to Sinoenergy Corporation on September 28, 2006

On June 2, 2006, Sinoenergy (then known as Franklyn) entered into the following agreements:

•
An agreement with Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation and its stockholders, pursuant to which the Company issued 14,215,385 shares of common stock to the former stockholders of Sinoenergy Holding. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly owned foreign enterprise (“WOFE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy.

•
An agreement with Sinoenergy’s principal stockholders, who were the former principal stockholders of Franklyn before the reverse acquisition, pursuant to which the Company purchased 3,305,000 shares of common stock for $213,525 using the proceeds of the financing described below.

•
In connection with the acquisition of Sinoenergy Holding, we entered into a securities purchase agreement, as amended on July 6, 2006 the Company issued and sold, for $3,700,000, its 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The conversion price of the notes and the exercise price of the warrants are subject to adjustment. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the series A preferred stock. Each share of series A preferred stock was convertible into one share of common stock.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy Holding and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. The accounting for the acquisition is identical to that resulting from a reverse acquisition, and accordingly no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sionenergy /Sinoenergy Holding acquisition of the “legal acquirer”, Sinogas, are those of the “accounting acquirer”. The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

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

At September 30, 2007, all of the shares of Series A Preferred Stock had been converted into common stock.

 (b) Issuance of Convertible Notes and Senior Notes

On September 1, 2007, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Abax Lotus Ltd. and CCIF Petrol Limited pursuant to which, on September 28, 2007, the investors purchased the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000. These notes and the related agreements are described in Note 16 As of September 30, 2007, the Company has not received the proceeds. On October 8, $29,839,985 was received by the Company for the notes issued. The funds are held in a separate bank account which require three signatures - the Company’s chief executive officer, the Company’s chairman and a senior officer of one of the investors.

(c) Change of Fiscal Year

In late September 2007, we changed our fiscal year to the year ended September 30. The change in our fiscal year will be effective commencing with the fiscal year beginning January 1, 2007 and from October 1, 2007 thereafter.

(d) History of the Company

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). Its corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, the Company acquired all of the issued and outstanding equity interests of Sinoenergy Holding Ltd. (“Sinoenergy Holding”), from Skywide Capital Management Limited, which is owned by Tianzhou Deng and Bo Huang, and Eastpride Capital Limited, a British Virgin Islands corporation owned by Wentao Yang (“Eastpride”), with the result that 90% shares of the Corporation were held by Skywide and 10% share of the Corporation were held by Eastpride. Pursuant to that exchange agreement, the Company issued 14,215,385 shares of common stock to Skywide and Eastpride.

After the acquisition, the Company continued the operations of Sinoenergy Holding. Sinoenergy Holding owns all of the capital stock of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”).

As at September 30, 2007, Sinogas and Sinoenergy Holding together own 90% of the equity of Wuhan Sinoenergy Gas Company, 90% of the equity of Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), 90% of the equity of Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”), and 30% of the equity of Xuancheng Sinoenergy Vehicle gas Company (“Xuancheng Sinoenegy”), 70% of the equity of Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”), 55% equity of Hubei Gather Energy Company (“Hubei Gather”), and we are a 45% equity owner of Anhui Gagher Energy Company (“Anhui Gagher”). We are purchasing the remaining 70% of Xuancheng Sinoenergy, subject to government approval of the purchase.

(e) Subsidiaries of the Company

Siongas was established in Qingdao China in October 29, 2004, and mainly engaged in the production of CNG facilities and equipment, technical consulting service to CNG filling station construction as well as manufacturing of CNG vehicle conversion kit system.

Yuhan was established on May 25, 2005, mainly engaged in the manufacturing of customized pressure containers for different industries.

Wuhan Sinoenergy was establish on August 2, 2006 with the business of manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas and the construction and operation of CNG stations.

Pingdingshan Sinoenergy was established on December 4, 2006 with the business of manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas and the construction and operation of CNG stations.

Lixun, a Chinese company engages in the designing and manufactures of electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles production. On March 2007, the Company purchased a 60% interest in Lixun from its shareholders for approximately $390,000 and on July 27, the Company injected another $400,000 capital to Lixun, and in turn totally owns 70% equity of Lixun.

Hubei Gather was established on March 23, 2007 with the business scope of constructing and operating natural gas process plants with expected annual processing capacity of 100-300 million cubic meters, of which the company owns 55% equity and Hong Kong China New Energy Development Investment Co. Ltd owns 45% equity.

Anhui Gagher Anhui Gagher was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Tianjin Green Fuel owning 45% equity. On July 4, 2007, we purchased the 45% equity of Anhui Gagher, which had been owned by Green Fuel, for $2,750,000, of which $844,330 would be paid to Green Fuel for capital injection and to reimburse Green Fuel for its costs incurred in obtaining the right to receive 200 million cubic meters natural gas quota from Sinopec, and $1,905,670 would be paid to Anhui Gagher as unpaid capital. As of September 30, 2007, we had paid $844,330 to Green Fuel. We are to pay the remaining $1.9 million to Anhui Gagher according to requirement of PRC government.

(f) The business of the Company

The Company manufactures non standard pressure containers and CNG storage and transportation products, we provide technical consulting service for LPG/CNG station construction; we operate natural gas process plants and CNG vehicle filling stations. It also manufactures CNG conversion kits which permit gasoline engines to use CNG.

(i)  Non-standard pressure container business:

The manufacture and sale of non-standard equipment and pressure container has been conducted by the Sinogas since its organization. This business is a traditional chemical equipment manufacture business with low profit margin. It includes design and manufacture of various types of pressure containers:

•	in the petroleum and chemical industries.

•	in the metallurgy and electricity generation industries.

•	in the food and brewery industries

•	various types of non-standard containers

(ii)  CNG storage, transportation products and technical consulting service for CNG station construction (“CNG Station Facilities and Construction”)

(1) CNG storage and transportation products manufacturing, which include the following products:

•	CNG trailers

•	CNG deposited system for gas station usage

•	CNG compressor skid

•	Some other CNG facilities and equipment fittings

(2) Technical consulting service for LPG/CNG station construction

•	Designing for LPG./CNG stations

•	Technical consulting for equipment choosing and matching

•	CNG station running adjusting

(iii) CNG station operation

(1) Construction and operation of CNG station

In June 2006, we developed a plan to develop and operate of natural gas filling stations and build and operate natural gas process plants in Central and East China. This business is currently our principal business. The Company is planning to operate CNG stations in Wuhan City of Hubei Province, Pingdingshan City of Henan Province and Xuancheng City of Anhui Province.

(2) Wholesale distribution of natural gas

Both Hubei Gather and Anhui Gagher have been licensed to do the natural gas processing and wholesale business. In May 2007, both Hubei Gather and Anhui Gagher signed 20 years natural gas purchase agreement with Sinopect to secure 200 million cubic meters of natural gas resources each from the main pipeline of Sinopec respectively.

The secured natural gas quota is the guarantee of our natural gas process and whole sale business. As of the end of September 2007, both Hubei Gather and Anhui Gagher are under development stage.

These natural gas quotas are not a guarantee of delivery and are subject to negotiation as to amount and price, and, a significant portion of our quota is dependent upon the timely completion of a national natural gas transportation pipeline that is currently under construction.

(iv) Vehicle fuel conversion equipment

•	Design and sale customized automotive alternate fuel (CNG/LPG) electronic device

•	CNG vehicle conversion kits installation and sale;

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

The Company’s operating assets and primary sources of income and cash flows are of interests in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC. Further, the Company is subject to price controls on both the price at which it purchases natural gas and the price at which it can sell natural gas.

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

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly owned subsidiaries and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts and other receivables, impairment, valuation of warrants and options, inventory, accruals etc.. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. For example, an impairment test would be conducted if an asset of significant value was sold or disposed of in the cost center. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the Yuhan and Jiaxing acquisition, and relates entirely to the pressure container reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007 and December 31, 2006, the Company did not have any cash equivalents.

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

Intangible Assets

Intangible assets, representing patents, technical know-how acquired and land use right, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets. .

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", Impairment of assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

Long-Term Investments

Investments in which the Company owns less than 50% and over 20% of the investee companies and does not have the ability to control but have the ability to exert significant influence are stated at equity method.

Revenue Recognition

Revenue Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company recognizes product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, and simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

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

The Company reviewed the differences between the tax basis under PRC tax laws and financial reporting under PRC GAAP. Temporary differences, resulting in deferred tax assets or liabilities have been recognized in the financial statements.

Advertising, shipping and handling costs

Advertising, shipping and handling costs, if any, are expensed as incurred.

Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated from RMB to US dollars using the closing exchange rate in effect at the balance sheet date and operating accounts are translated from RMB to US dollars using the average exchange rate prevailing during the reporting period. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including shares of common stock issuable upon exercise or conversion of series A preferred stock or convertible notes, which is calculated under if-converted method, and common stock issuable upon exercise of stock options granted and warrants, which is calculated on Treasury Stock Method.

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

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $990,000 and $224,000 for the nine months ended September 30, 2007 and 12 months ended December 31, 2006, respectively, This amount has been recorded as a separate component of stockholders’ equity.

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

In December 2007, the FASB issued FASB 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. We do not believe that adoption of these standards will have any impact on our financial statements.

3. Restricted Cash

The balance as at September 30, 2007, represents deposit of $1,225,000 on bills of exchange issued by the Company for inventory purchases.

4. Accounts Receivable and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
	Audited	Audited
Accounts receivable
-Related party	$169	$594
-Third party	6,105	3,874
Less: allowance for doubtful receivables	278	97

Balance	$5,996	$4,371

(1)	Accounts Receivable from Related Party

The balance as at September 30, 2007 and December 31, 2006, represents receivables from Kangtai, the minority shareholder of Yuhan, for sales made by Kangtai on behalf Yuhan in the amount of $169,030 and $593,821 respectively.

(2) Accounts Receivable from Third parties

Of the balance as at September 30, 2007, $1,417,958 represents receivables balance from Wuhan Fukang Automotive Cleaning Energy Company for sales of conversion kits; $679,907 represents the receivable balance for $1.9 million CNG deposit and transportation equipment sales to a petrochemical company in Shanghai; $785,535 represent receivable balance for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million; $355,643 receivable balance for sales of truck trailers to a CNG filling stations company in Inner Mongolia.

Of the balance at December 31, 2006, $1,125,238 represents the receivable balance for $1.9 million CNG deposit and transportation equipment sales to a petrochemical company in Shanghai; $909,242 represent receivable balance for CNG station technical supporting and construction consulting service provided to a Shanghai company with the total sales amount of $1.28 million.

5. Other Receivables

	September 30, 2007	December 31, 2006
	Audited	Audited
Other receivables
-Related party	$332	$1,220
-Third party	33,640	1,183
Less: allowance for doubtful receivables	46	7

Balance	$33,926	$2,396

(1) Other Receivables from Related Party

The balance as at September 30, 2007 represents $186,431 from an unsecured loan due from Kangtai, the minority shareholder of Yuhan and $145,595 rental fee receivable from Kangtai.

The balance as at December 31, 2006 represents $63,398 for water and power charge to Kangtai, and $172,915 from an unsecured loan due from Kangtai, and $837,916 receivables from Kangtai for rental fee.

(2) Other Receivables from Third Party

The other receivables with third party as at September 30, 2007 mainly represent the net proceeds of $15,752,485 from the $16,000,000 12% guaranteed senior notes issued and the net proceeds of $13,823,344 from the $14,000,000 3.0% guaranteed senior convertible notes issued (see Note 16). All of the funds were received by the Company on October 8, 2007; $1,946,530 unsecured loan to Qingdao Jingrun General Machinery Company (“Jingrun”), which has been paid back on November 29, 2007; $532,566 due from CNPC Xingxing Energy for unsecured demand loan.

The other receivables from third party as at December 31, 2006, mainly represents $502,484 due from Shanghai Zhongyou Group, who in the third quarter of 2006 took over the debt owned by Xuancheng City Gas (subsidiary of Shanghai Zhongyou Group) to the Company for equipment purchasing.

6(1). Deposits and Prepayments

The balance as at September 30, 2007 mainly represents a $2,795,000 prepayment to a raw material suppliers and service providers for routine manufacturing and CNG stations operating.

6(2). Other long-term assets

The balance at September 30, 2007 represents prepayments for long-lived assets. The balance mainly represents the following:

(a)	$3,962,701 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets.

(b)	$4,087,175 prepayment for acquisition of 100% of the equity of Jingrun;

(c)	$750,000 prepayments to Hong Kong China New Energy Development Investment Co. Ltd as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec commencing in 2009.

(d)	$732,278 prepayment to Shanghai CNPC Enterprises for 70% equity purchase of Xuancheng Sinoenergy Vehicle Gas Company;

(e)	$66,570 prepayment to Mr.Fuqing Zhu for his five years consulting service to the Company from April 2007 to April 2012;

The third party balances as at December 31, 2006 includes $3,187,000 advance payments to overseas suppliers for CNG station equipment purchase by the Company.

7. Inventories

 Inventories at September 30, 2007 and December 31, 2006 are summarized as follows (dollars in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$1,936	$339
Work in progress	538	483
Finished goods	426	115
Low value consumables	1	-

Total	$2,901	$937

8. Long-term investments

On July 4, 2007, the Company purchased 45% of the equity of Anhui Gagher owned by Green Fuel for $2,750,000. As of September 30, 2007, the Company had paid $1,192,594 for the equity purchase to Green Fuel. As of September 30, 2007, Anhui Gagher is in early development stage and has not yet commenced operations.

On March 26, 2007, the Company and Shanghai CNPC incorporated Xuancheng Sinoenergy, of which the Company paid $399,425 for a 30% equity interest and Shanghai CNPC paid $931,991 for a 70% equity interest. On November 6, 2007, the Company purchased, subject to the completion of obtaining necessary approvals, the 70% equity interest in Xuancheng Sinoenergy from Shanghai CNPC Enterprises, which, upon completion of the transfer, would give the Company a 100% interest in Xuancheng Sinoenergy. As at September 30, 2007, the Company has recorded the 30% equity holding in Xuancheng Sinoenergy under the equity method.

9. Property, Plant and Equipment

As of September 30, 2007 and December 31, 2006, property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Cost
Buildings and facility	$7,052	$2,736
Machinery and equipment	1,501	2,137
Motor vehicles	621	153
Office equipment and others	180	70
	$9,354	$5,096
Accumulated depreciation
Buildings and facility	489	$379
Machinery and equipment	407	1,139
Motor vehicles	39	8
Office equipment and others	31	14
	$966	$1,540
Carrying value
Buildings and facility	$6,563	$2,357
Machinery and equipment	1,094	998
Motor vehicles	582	145
Office equipment and others	149	56
	8,388	3,556

The total depreciation in the nine months ended September 30, 2007 and twelve months ended December 31, 2006 was $417,118 and $336,000, respectively.

Included in the cost of buildings and facility as of September 30, 2007, $3,879,000 represents construction-in-process relating the construction of CNG stations by Wuhan and Pingdingshan Sinoenergy, which commenced in August and December 2006 respectively.

Included in the cost of buildings and facility as of December 31, 2006, $97,101 represents construction-in-process relating the construction of CNG stations by Wuhan and Pingdingshan Sinoenergy, which commenced in August and December 2006, respectively.

10. Intangible Assets

	September 30, 2007	December 31, 2006
Cost
Patent, technology know-how	$350	290
Land use right	18,856	12,294
Total	19,206	$12,584

Accumulated amortization	(675)	(470)

Carrying value	$18,531	$12,114

Patent and technology know-how

Patents and technology know how are amortized over 10 years up to September 2014, the amortization for expenses for the next five years for patent and technology know-how are approximately $29,000 each year.

Land Use Right

There is no private ownership of land in China. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The Company recorded the land use right as an intangible asset. The land use right is amortized within 50 years term from the time when, in substance, the Company owns the land

The land use right was purchased by the Company from Beijing Sanhuan. The Company has an agreement with Beijing Sanhuan, a former affiliate of the Company, pursuant to which Beijing Sanhuan agreed to transfer to Sinogas the land use right relating to the land on which Sinogas’ facilities are located. The purchase price for the land use right was initially approximately $12.3 million. In May 2007, the purchase price for the land use right was increased to $18.6 million pursuant to an amendment to the sales agreement, as a result of increased costs and an increase in the value of the land use right.

In May 14, 2007, the Company received the land use right title deed, which has a term of 50 years from May 14, 2007 to May 13, 2057. As of September 30, 2007, Sinogas has paid $15.4 million to Beijing Sanhuan and the balance is due at such time as the land is sold for commercial developing, and the Company receives the sales proceeds.

The amortization of land use right for next five years are $380,000 annually.

11. Goodwill

The goodwill consolidated to the financial statement as at September 30, 2007 and December 31, 2006 are as follow:

Transactions	September 30, 2007	December 31, 2006

Purchase of an additional 35% interest in Yuhan	$676	$676
Purchase of a 60% equity in Jiaxin Lixun	53	-

Total	$729	$676

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. At December 31, 2006, the Company’s financial statements reflect a 90% ownership of Yuhan, based on having received government approval for the Company’s ownership of a 90% interest in Yuhan. As of March 15, 2007, the Company had paid a total of $503,000 and owed $997,000. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s tangible assets at date of acquisition.

On March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its shareholders, with the total cash payment of $310,310. The consolidated balance sheet reflects good will of $52,385, which represents the excess of the purchase over the tangible assets of Lixun at date of acquisition.

The Company monitors the impairment of goodwill on a continuous basis. As of September 30, 2007, there were no indications that the carrying amount of the goodwill was higher than the undiscounted future cash flows of the above mentioned assets.

12. Short Term Bank Loan

The following table summarizes the contracted short-term borrowings between the banks and the Company as at September 30, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Shenzhen Development Bank	Working Capital	27-Nov -2006	One year	5.58%	$863
CITIC Bank	Working Capital	29-March-2007	One year	7.02%	666
Bank of Communication	Working Capital	30-April-2007	One year	6.39%	2,662
Bank of Communication		14-Aug-2007	One year	7.29%	5,326
Bank of Communication	Working Capital	9-Sep-2007	One year	7.29%	5,326
Total					$14,843

The following table summarizes the contracted short-term borrowings between the banks and the Company as at December 31, 2006 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Agriculture Bank of China	Working Capital	6-April-2007	One year	7.56%	$1,900
Shenzhen Development Bank	Working Capital	27-Nov -2006	One year	5.58%	$1,260
Total					$3,160

13. Other Payables

(1)	Other Payables to Related Party:

Other payables at September 30, 2007, represent $3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right; $310,664 payable to Kangtai for the unpaid part of the 35% acquisition of the equity of Yuhan by the Company; $44,895 payables to Xuancheng Sinoenergy for unsecured loan; $67,000 for know how fee payable to Beijing Sanhuan $1,331 due to Mr. Guiqiang Shi who is a stockholder of Kangtai; and $19,128 from Mr. Tanzhou Deng, the chairman of the Company.

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

Within the balance as at September 30, 2007, $145,500 payables to SLF for the audit fee accrual [does this present an independence issue?]; $928,166 payables for VAT, business tax and other surtax, of which there are some time gap between accrual and payment.

At December 31, 2006, $1,077,313 is an unsecured demand loan borrowed from SB China V.C. Limited (a Hong Kong company). In China, foreign currencies are controlled by government, and currency exchange agreement with a bank must be approved by the government with a more complex and expensive process. To save time and avoid more exchange loss, in October 2006, Sinoenergy Holding borrowed the US dollar through unsecured demand loans for its foreign currency capital payment into Wuhan Sinoenergy. That US dollar borrowing was repaid by the proceeds received from capital market in the first half of 2007. As of December 31, 2006, the Company owed VAT and business tax of $412,000 and $265,000, respectively, which were accrued for the revenues recorded.

14. Advances from Customers

Advances from customers at September 30, 2007 were mainly the advances received for routine sales orders we accepted according to our sales policy.

Advances from customers at December 31, 2006 were mainly the advances received by Yuhan, the subsidiary of the Company. In general, for the sales orders, Yuhan receives 30% to 60% of the contract amount as down-payment before product manufacturing.

15. Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preference. Sinogas and Yuhan are entitled to 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun is entitled to 100% tax exemption for September 2007 to calendar year end of 2008 and 50% enterprise income tax exemption for the following three calendar years (2009 through 2011). The income tax expenses for the nine months ended September 30, 2007 primarily represent income tax accrued by our newly acquired Lixun subsidiary, which received an income tax exemption commencing August 2007.

Under the current tax laws of the PRC, the Company’s other PRC subsidiaries, Wuhan Sinoenergy and, Pingdingshan Sinoenergy will each get two-year 100% tax exemption followed by a three years 50% exemption once they become profitable.

No provision for United States or other overseas tax is made as Sinoenergy Corporation and Sinoenergy Holding Limited are both investment holding companies, and have no taxable income in the United States or the British Virgin Island for both the nine months ended September 30, 2007 and the 12 months ended December 31, 2006.

Reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is:

	2007	2006
U.S. statutory rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday granted to the subsidiaries in PRC	(28%)	(33%)
	5%	-
Prior year provision reversed due to tax holiday and relief	-	1,011

16. Long term notes payable

On September 1, 2007, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Abax Lotus Ltd. and CCIF Petrol Limited (the “investors”) pursuant to which the investors purchased, on September 28, 2007, the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 (the 12% Notes) and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000 (the Convertible Notes). The Convertible Notes will be convertible into the Company’s common stock at an initial conversion price of $3.17 per share at any time since the effective date of the note being issued.

On September 28, 2007, the Company entered into:
•	An indenture for the 12% Notes,

•	An indenture for the Convertible Notes,

•	An investor rights agreement,

•	A registration rights agreement covering the shares of common stock issuable upon conversion of the convertible notes,

•	An information rights agreement, and

•
A charge share agreement whereby the Company granted the investors a charge on the Company’s shares of Sinoenergy Holding Limited, a British Virgin Island corporation and wholly-owned subsidiary of the Company.

In addition, Bo Huang, chief executive officer and a director of the Company, and Tianzhou Deng, chairman and a director of the Company, executed non-competition agreements with the Company. The Company also paid the investors an arrangement fee of $160,000.

The Convertible Notes were issued pursuant to an indenture between the Company and with DB Trustees (Hong Kong) Limited, as trustee. These Convertible Notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. The holders of the Convertible Notes have the right to convert their notes into common stock at a conversion price of $3.17 per share. The provisions for adjustment in the conversion price include adjustments for the following.

•
A stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness of the Company to the Company’s stockholders; <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

•	A sale of common stock at a price, or the issuance of options, warrants or other convertible securities with an exercise or conversion price, which is less than the conversion price at the time; and

•
An adjustment based on the volume weighted average price of the common stock on September 28, and March 28, of each year during the term of the notes, commencing March 28, 2008, such that if the volume weighted average price of the common stock for the 15 trading days preceding the applicable September 28 or March 28 is made is less than the conversion price then in effect, then the conversion price is reduced to the greater of the volume weighted average price or $2.10 per share; and

•
An adjustment based on the failure of the Company to have consolidated net income, as defined in the indenture, of $7.5 million for calendar year 2007, $14.0 million for calendar year 2008 and $22.5 million for calendar year 2009, or the equivalent in RMB.

If the Company’s consolidated net income does not reach the stated level for any of calendar year 2007, 2008 or 2009, the conversion rate, which is the number of shares of common stock issuable upon conversion of $100,000 principal amount of Convertible Notes, adjusted in accordance with the following formula.

Conversion rate then in effect + [(A x B)/ C], where

A = the total number of shares of common stock issued and outstanding on a fully-diluted basis at the date of determination of such adjustment;

B = 3% expressed as a decimal; and

C = the aggregate principal amount of the Notes issued on the Issue Date divided by $100,000.

The conversion price is determined by dividing $100,000 by the conversion rate. The initial conversion rate is 31,546 shares of common stock for each $100,000 principal amount of Convertible Notes.

Net income, for purposes of this computation, is defined to mean “net income” determined in accordance with GAAP consistently applied, after deducting “income tax expense” and the amount, if any, for minority interest that may arise, but without adding any “other comprehensive income” or any extraordinary income; provided that the calculation of “net income” for the purposes of this definition shall not include any non-cash expense incurred at any time in connection with the issuance of shares of Common Stock pursuant to (i) non-cash charges associated with any original issue discount on the Notes or the potential issuance of shares of common stock pursuant to the terms of the indenture, (ii) the additional payments that are due if the common stock is not listed on the Nasdaq Global Market or Nasdaq Capital Market by September 19, 2008, (iii) any adjustment resulting from a reduction in the conversion price as a result of the volume weighted average price or the failure to meet the earnings targets, and (v) the Company’s stock option plans and employee stock purchase plans and which have been approved by the Company’s board of directors so long as such issuances in the aggregate do not exceed five percent (5%) of the common stock of the Company issued and outstanding immediately prior to such issuance or grants.

If the Company’s common stock is not listed on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008, the Company is required to pay by September 28, 2008, an additional payment on each Convertible Note in the amount of 3.3% of the principal amount of such note.

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the notes are outstanding.

•	At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement.

If the Convertible Notes are not redeemed or converted or purchased and cancelled by the maturity date, the Company shall redeem the Convertible Notes at the repurchase amount, which is an amount which results in a yield to maturity of 13.8% per annum, net of interest previously received, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect.

If any of the following designated events occurs, the Company must offer the holders of the Convertible Notes the right to require the Company to purchase the notes at the repurchase amount:

•
The occurrence, at any time after the common stock is listed on the Nasdaq Global Market or the Nasdaq Capital Market of any transaction or event in connection with which all or substantially all of the common stock shall be exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock, depositary receipts, ordinary shares or other certificates representing common equity interests that are (or, upon consummation of or immediately following such transaction or event, will be) listed on a United States national securities exchange or approved (or, upon consummation of or immediately following such transaction or event, will be approved) for quotation on the Nasdaq Capital Market, Nasdaq Global Market, Nasdaq Global Select Market or any similar United States system of automated dissemination of quotations of securities prices.

•
The occurrence, at any time after the common stock is listed on the Nasdaq Global Market or the Nasdaq Capital Market of a condition that the common stock is neither listed for trading on a United States national securities exchange, listed for trading on a United States national or regional securities exchange nor approved for trading on any of the Nasdaq’s Capital Market, Global Market or Global Select Market, or (ii) trading in the Company’s common stock on any such exchange or market has been suspended for ten or more consecutive trading days.

The Senior Notes mature on September 28, 2012. The Company is required to make mandatory prepayments on the Senior Notes on the following dates and in the following amounts:

Date	Principal Amount
March 28, 2010	$2,000,000
September 28, 2010	$2,000,000
March 28, 2011	$4,000,000
September 28, 2011	$4,000,000
March 28, 2012	$2,000,000

Commencing September 28, 2008, the Company may redeem the Senior Notes at a the following percentage of the principal amount:

Twelve Months Commencing September 28,	Percent of Principal

2008	108.0%
2009	106.0%
2010	104.0%
2011 and thereafter	100.0%

The indentures for both the Convertible Notes and the 12% Notes include the following covenants:

•
The Company cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 for the first year and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 for the first year and 3.75 to 1.00 if the debt is incurred thereafter, provided, that the certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 for the first year and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ration of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
The Company must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.;

•	Sinogas cannot incur debt under its credit facilities except to the extent that such debt does not exceed $15.0 million through September 28, 2008 or $10.0 million thereafter.

•
The Company is subject to restriction in paying dividends, purchasing its own securities or those of our subsidiaries, prepaying subordinated debt, and making any investment other any investments in itself and its subsidiaries engaged in our business and certain other permitted investments.

•	The Company is subject to restrictions on incurring liens.

•
If the Company sells assets and does not reinvest the proceeds in its business within 180 days (270 days in the case of a sale of real property), to the extent that such proceeds not so reinvested exceed $5,000,000, the Company is required to offer the holders of the notes the right to have the Company use such excess proceed to purchase their notes.

•
If there is a change of control, the Company is required to offer to repurchase the notes at 103% of the principal of the note, plus accrued interest. A change of control will occur if Bo Huang or Tianzhou Deng own less than 25% of the voting power of the Company’s voting stock or, with certain exceptions, a merger or consolidation or sale of substantially all of the Company’s and its subsidiaries’ assets.

As of September 30, 2007, after net receivable from the issuance of the notes, net of the $160,000 arrangement fee and other cost of the issuance, was $29,445,155. This amount is reflected as long term notes payable outstanding, together with the same amount of receivables due to the proceeds of the notes issued were paid in October 8, 2007. The proceeds from the notes are maintained in a separate account which require the signatures of our chief executive officer, our chairman and one senior officer of one of the lenders.

The Company also entered into an investor rights agreement, pursuant to which, as long as an investor holds at least $2,000,000 principal amount of notes or at least 3% of the issued and outstanding stock:
•	The investor has the right to approve the Company’s annual budget, and the Company cannot deviate by more than 15% of the amount in the approved budget.

•	The Company and its subsidiaries cannot replace or change the substantive responsibilities of the chief executive officer except in the event of his incapacity, resignation or retirement.

•	The Company and its subsidiaries cannot take any action that would result in a change of control, as defined in the indentures.

•
The Company and its subsidiaries cannot change the number of board members or the composition or structure of the board or board committees or delegate powers to a committee or change the responsibilities and powers of any committee.

•
The Company shall, by April 1, 2008, have appointed an independent public accountant from a list of 16 firms provided by the investors, failing which the Company shall pay the investors the sum of $2,500,000 on April 1 of each year in which this condition is not met, and the Company shall not terminate the engagement of such auditor without prior investor approval.

•
The investors have a right of first refusal on future financings by the Company and proposed transfers, with limited exceptions, by Mr. Huang and Mr. Deng. The investors also have a tag-along right in connection with proposed sales by Mr. Huang and Mr. Deng.

Mr. Huang and Mr. Deng are also prohibited from transferring any shares, with limited exceptions, until the investors shall have sold, singly or in the aggregate, more than 5% of the total outstanding equity of the Company on a fully-diluted basis.

From the closing date and as long as long as Abax continues to hold more than 5% of the outstanding shares of common stock on an as-converted basis, (i) Abax shall be entitled to appoint up to 20% of the voting members (or the next higher whole number if such percentage does not yield a whole number) of the Company’s board of directors, and (ii) if the Company fails to meet the net income requirements under the indenture for the Convertible Notes, Abax has he right to appoint an additional director. The Abax director shall be entitled to serve on each committee of the board, except that, the Abax director shall not serve on the audit committee unless it is an independent director. Mr. Huang and Mr. Deng have agreed to vote their shares for the election of the Abax directors. The Company is required to amend its by-laws to provide that a quorum for action by the board shall include at least one Abax director.

Management completed its review of the accounting for the transactions and has concluded that the conversion option does not constitute an embedded derivative under FAS 133. However, it qualifies for beneficial conversion treatment under EITF 98-5 and 00-27, and the total beneficial conversion features of $176,656 has been charged to the Company’s Additional Paid in Capital and will be amortized through the conversion period.

As of September 30, 2007, neither the Notes nor the Common Stock issuable upon conversion of the Convertible Notes have been registered under the U.S. Securities Act of 1933, as amended.

17. Minority Interests

The activities of the minority interests’ equity during the nine months ended September 30, 2007 is summarized as follows (dollars in thousands):

Beginning balance (January 1, 2007)	614
Minority interests in income	142
Add: Contribution from minority stockholders	607
Balance, September 30,2007	1,363

18. Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions in the nine months ended September 30, 2007 and the year ended December 31, 2006, are as follows:

Name of related party	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijang Sanhuan is the Company’s CEO before July 2007.

Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)
Xuancheng Sinoenegy Vehicle Gas Company (Xuancheng Sinoenegy)
Name of Related Party
Mr. Guili Shi
Mr. GuiQiang Shi
Mr. Tanzhou Deng
Minority shareholder of a subsidiary (Yuhan) from May 2005 30% equity owner as at September 30, 2007 Shareholder of Kangtai Shareholder of Kangtai Chairman of the Company

Significant transactions between the Company and its related parties during the three and nine months ended September 30, 2007 and 2006 are as follows:

(1)	Sales and purchase transactions with related parties

Name of the Company	For the nine months ended September 30,
	2007	2006 (unaudited)
Beijing Sanhuan	- Grant CNG station technology know-how license $170,000	Grant CNG station technology know-how license $339,000

Kangtai	—	Sales with amount of $1,519,049

Kangtai is the predecessor company of Yuhan. Kangtai purchases products from Yuhan to fill open purchase orders. Yuhan completed those contracts that were made by Kantai prior the separation.

The sales and purchases to and from related parties were made according to a price mutually agreed after taking prevailing market prices into consideration.

(2)	Related-company receivables

Name of the Company	September 30, 2007 (Audited)	December 31, 2006(Audited)
Kangtai	-$186,431 inter-company loan - $169,030 sales receivable on behalf of the Company - $145,595 rental fee receivables	- $837,916 inter-company receivables for rental fee; - $236,313 receivables for water and power fee charge and unsecured loan. - $593,821 sales received on behalf of the Company

(3)	Related-company and related party payables

Name of the Company	September 30, 2007 (Audited)	December 31, 2006(Audited)

Beijing Sanhuan	-$3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right -$67,000 for know how using of CNG station system integration	- $3,112,071 payables for land use right - $451,734 for know-how using of CNG station system integration

Kangtai	- $310,664 unpaid part for 35% equity purchase of Yuhan	- $811,061 payable for 35% equity purchase of Yuhan;

Xuancheng Sinoenergy	-$44,895 unsecured loan

Mr.Tianzhou Deng	- $19,128	- $129,073

Mr. Guili Shi	—	- $18,966

Mr. GuiQiang Shi	- $1,331	- $1,264

The amounts due from and to related parties are interest free, unsecured and have no fixed terms.

19. Statutory Surplus Reserve Fund

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

20. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. At September 30, 2007, the Company has four operating segments, which are (i) non-standard pressure containers, (ii) CNG station construction and CNG station service and (iii) CNG operation business, which is in the development stage (iv) CNG vehicle conversion kits, and at September 30, 2006, it has the three segments listed in (i) (ii) and (iii).

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The following tables set forth information relating to our business segments for the nine months ended September 30, 2007 (dollars in thousands).

Nine months ended September 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net revenue	$3,250	$6,064	-	$6,609	$15,923
Cost of revenues	1,873	2,176	-	4,041	8,090
Gross profit	1,377	3,888	-	2,568	7,833
Gross margin	42%	64%		39%	49%
Operating expenses:					0
Selling expenses	$100	$23	-	$111	$234
General and administrative expenses	529	970	1,130	700	3,329
Total operating expense	629	993	1,130	811	3,563
Income (loss) from operations	$748	$2,895	($1,130)	$1,757	$4,270

Nine months ended September 30, 2006 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$4,361	$5,403	-	$9,764
Cost of revenues	3,353	1,625	-	4,978
Gross profit	1,008	3,778	-	4,786
Gross margin	23%	70%		49%
Operating expenses:
Selling expenses	$152	$38	-	$190
General and administrative expenses	455	908	33	1,396
Total operating expense	607	946	33	1,586
Income (loss) from operations	$401	$2,832	($33)	$3,200

21. Capital Stock

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

At December 31, 2006, all of the shares of series A preferred stock and all of the $0.85 warrants and $1.20 warrants were outstanding. During the nine months ended September 30, 2007:

•	5,692,307 shares of common stock were issued upon conversion of series A preferred stock.

•	5,657,143 shares of common stock were issued upon exercise of $0.85 warrants, from which the Company received $4,808,571.

•	5,432,143 shares of common stock were issued upon exercise of $1.20 warrants, from which the Company received $6,518,572.

(b) Warrants

	Number of shares issuable on exercise of warrants
	$0.85 Warrants	$1.20 Warrants	$1.75 Warrants	$2.10 Warrants for service outsourced	Total

Balance at December 31, 2005	-	-	-	-	-

Issued during the year	6,342,858	6,342,858	6,342,858	-	19,028,574

Exercised in the year	-	-	-	-

Expired in the year	-	-	(6,342,858)	-	(6,342,858)

Balance at December 31, 2006	6,342,858	6,342,858	-	-	12,685,716

Issued during the period	-	-	-	150,000	150,000

Exercised in the nine months	5,657,143	5,432,143	-	-	11,089,286

Balance at September 30, 2007	685,715	910,715	-	150,000	1,746,430

Proceeds from warrant exercise	$4,808,571	$6,518,572	-	-	$11,327,143

As at September 30, 2007, the average exercise price for the above mentioned warrants is $1.14. The exercise prices of the warrants are subject to reduction if our consolidated pre-tax income for the year ended December 31, 2007, as defined, is less than $0.353 per share on a fully-diluted basis, then the exercise price of the warrants shall be reduced by the percentage shortfall, up to a maximum of 40%. Thus, the maximum reduction would reduce the exercise price of the $0.85 warrants to $0.51 and the exercise price of the $1.20 warrants to $0.72.

 (c) Stock options

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

Pursuant to the 2006 long-term incentive plan, each independent director are to be granted stock option to acquire 5,000 shares of common stock on first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted 20,000 stock options at an exercise price of $2.03 per share, being the fair market value on the date of grant.

On April 9, 2007, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 1,180,000 shares of common stock at $2.00 per share, being the fair market value on the date of grant. These options vest as to 50% of the underlying shares of common stock on August 3, 2007 and as to the remaining 50% on August 3, 2008.

	Shares subject to options	Weighted average exercise price	Remaining contractual life

Options outstanding at December 31, 2006	120,000	$0.65	3.75 years
Options granted during the period	20,000	$2.03	4.5 years
Options granted during the period	1,180,000	$2.00	4. 5 years
Options outstanding at September 30, 2007	1,320,000	$1.88	4.43 years

Options exercisable at September 30, 2007	650,000	$0.94	4.43 years

The fair value of options granted is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

	Stock options granted on April 9, 2007	Stock options granted on April 1, 2007	Stock options granted on June 2, 2006

Expected volatility	26.39%	35.16%	50%
Risk-free rate	4.64%	4.64%	4.64%
Expected term (years)	5	5	3
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$0.62	$0.60	$0.25

(d) Additional paid in capital

The activities of the additional paid in capital during the nine months ended September 30, 2007 is summarized as follows (dollars in thousands):

Balance, December 31, 2006	$9,935
Issuance of common stock on exercise of warrants	11,316
Amortizable discount of 3% guaranteed senior convertible notes	176
Issuance of warrants for service	65
Grant of stock options	508
Balance, September 30, 2007	$22,000

22. Basic and Diluted Earnings Per Share

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

The breakdown for the fully diluted outstanding shares for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 is as follows:

	Nine months ended September 30, 2007	12 months ended December 31, 2006
Weighted average common stock outstanding during period	25,551,566	14,462,268
Common stock issuable upon conversion of series A preferred stock	14,614	1,017,680
Common stock issuable pursuant to $0.85 warrants	442,858	2,196,185
Common stock issuable pursuant to $1.20 warrants	455,358	1,569,216
Common stock issuable pursuant to $2.10 warrants	15,453	-
Common stock issuable upon transfer of convertible notes	32,355	-
Common stock issuable upon exercise of options outstanding during the period	215,624	41,553
Total diluted outstanding shares	26,727,828	19,286,902

23. Restatement and reclassification for the comparative figure of nine months ended September 30, 2006

The statement of operations for the nine months ended September 30, 2006 did not include an accrual for (i) the amortization of the land use rights of $183,000, which is included in general and administrative expenses, or (ii) a know-how fee of $452,000 to an affiliated party, which is included in cost of revenue. The following table summarized the result before and after restatement. Also the statement of operations’ accrual for the cost of convertible note was $1,282,000 less than it should be according to EITF0027.

In addition, certain comparative figures have been reclassified to conform with current years presentation.

The following table summarized the result before and after restatement (in thousand of US dollars)

	Nine months ended September 30, 2006
	As previously reported	Restated

Net revenue	9,764	9,764
Cost of revenue	(4,526)	(4,978)

Gross profit	5,238	4,786
Operating expenses
Selling expenses	190	190
General and administrative expenses	1,212	1,396

Total operating expenses	1,402	1,586

Income from operations	3,836	3,200
Other income (expenses)
Other non-operating income	31	31
Interest expense	(443)	(1,725)
Other expenses	(146)	(146)
Other income (loss) net	(558)	(1,840)
Income (loss) before income taxes	3,278	1,360
Income tax	1,011	1,011
Income (loss) before minority interest	4,289	2,371
Minority interest	(39)	(39)
Net income	4,250	2,332

Earnings per share -basic	0.05	0.03
Weighted average shares outstanding- basic	14,306,730	14,417,851
Earnings per share -diluted	0.05	0.03
Weighted average shares outstanding- diluted	14,306,730	14,459,533

24. Commitments and Contingencies

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

(b) The Company has a purchase order with LOVATO for the purchase of fittings of conversion kits with the total price of $0.5 million.

(c) The Company has a purchase order with NK Co., Ltd (a Korea company) for the purchase of steel bottles with total price of $1.14million.

At September 30, 2007, the Company has paid a total of $6.32 million for the purchase, and $3.77 million goods have been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c) .

(d)  The Company has a purchase order with Bejing Boken CNG Vehicle Equipment Co., Ltd (Boken) for the purchase of natural gas compressors with the total price of $1.84 million. As of September 30, 2007, $1.3 million downpayment has been paid.

(e)  The Company has an opened purchase order with Yangzhou Chengde Steel Tube Co., Ltd (Chengde Steel Tube) for the purchase of raw material of truck trailers. As of September 30, 2007, $1.2 million down payment for the first batch of purchase has been paid to Chengde Steel Tube.

(f) During the nine months, Wuhan Sinoenergy, the subsidiary of the Company, has leased 13 lands in Wuhan City for its CNG station. The lease terms are from 10 year to 20 years with annual rental fee about $341,600 . Wuhan Sinoenergy has purchased a land use right for land located in Wuhan City for its CNG station at a price of $116,000. As of reporting date, $36,842 has been paid.

(g) The Company had previously owned a 55% interest in Yuhan. In August 2006, the Company entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due in installments.  The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 on payment of the rest $640,000. As of September 30, 2007, the Company owns 90% of Yuhan and paid a total of $524,000 and own $976,000.

(h) On April 20, 2007, the Company and Tianjin Green Fuel Company (“Green Fuel”) signed equity purchase agreement, pursuant to which the Company will purchase the 45% equity of Anhui Gagher owned by Green Fuel for the price of $2,750,000 including $344,330 register capital paid by Green Fuel and $500,000 for the cost to obtain 200 million cubic meters natural gas quota from Sinopec. On July 4, 2007, Anhui Gagher received PRC government approval for the transfer of the stock interest and its business license was updated accordingly. As of September 30, 2007, the Company had paid $1,692,594 to Green Fuel. The Company is to pay the remaining $1,057,406 to Anhui Gagher according to requirement of PRC government.

(i) On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), incorporated Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which Sinoenergy Holding Ltd will contribute $2,750,000 as 55% equity owner and New Energy will contribute $2, 250,000 owing 45% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2007, $752,710 has been invested in Hubei Gather by the Company and New Energy.

(j) On April 20, 2007, the Company and Shanghai CNPC Enterprise Group (CNPC Enterprise) signed equity purchase agreement, pursuant to which the Company would purchase 70% of Xuancheng Sinoenergy Gas owned by CNPC Enterprises for $1,797,412. As at September 30, 2007, the Company has paid to CNPC Enterprise $732,279 on account for that transaction.

(k) On August 28, 2007, the Company entered into an Equity Purchase Agreement to acquire 100% of the equity of Qingdao Jingrun General Machinery Company (“Jingrun”) (“Equity Purchase Agreement” or “the agreement”). Under the terms of the agreement, Jingrun’s shareholder will receive cash consideration of approximately $8 million, for all of the assets of Jingrun, including the company’s land and workshop. As of September 30, 2007, the assets to be sold under the agreement are under negotiation and government approval is pending. Consequently the down payment of $4 million for the Equity Purchase Agreement was recorded as prepayment.

(l) The Company has purchased the land use right for the real property on which the Company’s facilities are located from Beijing Sanhuan. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. As of September 30, 2007, the Company has paid $15.4 million to Beijing Sanhuan.

(n) Under the commercial practice of the PRC, the Company paid VAT and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

25. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $79,979 and $81,161 for the nine months ended September 30, 2007 and 2006, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and the accrual of welfare benefits. So based on the common practice, the Company treats those workers as probationers, and does not accrue welfare benefit for them. Although the Company believes the common treatment is acceptable under these circumstances, there may exist a possibility that government may require the Company to accrue the welfare benefit and may arises penalty for the under accrual.

 26.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

In nine months ended September 30, 2007, there are two customers accounting for in excess of 10% of consolidated sales as 24.3% and 13.1% of consolidated sales respectively, or an aggregate of 37.5% of consolidated sales.

In nine months ended September 30, 2006, there is one customer accounting for in excess of 10% of consolidated sales as 33% of consolidated sales.

As at September 30, 2007 and 2006, approximately 28.8% and 7% of accounts receivable were from trade transactions with the aforementioned customers.

Interest Rate Risk – Bank loans are subject to fluctuations in interest rate.

27. Subsequent Events

(1) Xuancheng Sinoenergy was established on March 26, 2007 and is the business of manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas and the construction and operation of CNG stations. During its corporation, Shanghai CNPC owned 70% interest and Sinogas owned 30% interest. On July 26, 2007 the Company and Shanghai CNPC singed an equity purchase agreement (the agreement). Pursuant to the agreement, the Company would acquire 70% equity from Shanghai CNPC. On November 6, 2007, the acquisition was completed and the Company wholly owns 100% of Xuancheng Sinoenergy.

(2) On August 28, 2007, the Company entered into an Equity Purchase Agreement to acquire 100% of the equity of Qingdao Jingrun General Machinery Company (“Jingrun”). Under the terms of the agreement, Jingrun’s shareholder will receive approximately $8 million, for all of the assets of Jingrun, the principal asset being Jingrun’s land use right and workshop. As of September 30, 2007, the assets to be sold under the agreement are under negotiation and government approval is pending. Consequently the $4 million down payment for the equity purchase was recorded as a prepayment. On December 15, 2007, PRC government approved the acquisition and issued a new business license to Jinrun.