Form 10QSB
period 2007-12-31
Sinoenergy CORP
filed 2008-02-15
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

December 31, 2007
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

As of February 14, 2007, there were 31,418,065 shares of the common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)
		December 31, 2007	September 30, 2007
ASSETS	Notes	Unaudited	Audited
CURRENT ASSETS
Cash		10,462	3,322
Restricted cash	3	821	1,225
Accounts receivable (net)	4
-Related party		121	169
-Third party		8,370	5,827
Other receivables	5
-Related party		333	332
-Third party		8,060	33,594
Deposits and prepayments-third party	6(1)	5,792	2,795
Deferred expenses		89	58
Inventories	7	2,663	2,901
TOTAL CURRENT ASSETS		36,711	50,223
LONG TERM ASSETS
Long term investments	8	1,246	1,592
Property, plant and equipment (net)	9	17,892	8,388
Intangible assets	10	24,710	18,531
Other long-term assets	6(2)	12,112	9,599
Goodwill	11	758	729
Long term deferred tax asset		4	4
TOTAL ASSETS		93,433	89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term bank loan	12	14,375	14,843
Accounts payable
- Related party		-	-
- Third party		2,488	3,166
Notes payable		821	799
Other payables	13
- Related party		2,005	3,679
- Third party		4,825	1,502
Accrued expenses		144	319
Warranty accrual		93	76
Advances from customers	14	1,024	1,035
Income taxes payable	15	-	119
TOTAL CURRENT LIABILITIES		25,775	25,538
LONGTERM LIABILITIES
12% guaranteed senior notes	16	16,121	15,622
3% guaranteed senior convertible notes	16	10,978	13,823
TOTAL LONG TERM LIABILITIES		27,099	29,445
Minority interests	17	1,475	1,363
Commitments	23
STOCKHOLDERS’ EQUITY
Common stock- par value$.001 per share; Issued and Outstanding- 31,418,065 shares at December 31, 2007, 14,636,472 shares at December 31, 2006	21	31	31
Series A convertible preferred stock-$0.001 Par Value -none at December 31, 2007, 5,692,307 shares at December 31, 2006	21	-	-
Additional paid-in capital	21	25,077	22,000
Capital surplus		20	20
Statutory surplus reserve fund	19	1,140	1,140
Retained earnings		10,536	8,217
Accumulated other comprehensive income		2,280	1,312
Total stockholders’ equity		39,084	32,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		93,433	89,066

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
 (In thousands of United States dollars except per share information)

		Three Months Ended December 31,
	Notes	2007	2006

NET REVENUE		8,807	2,629

COST OF REVENUE		(4,896)	(931)

GROSS PROFIT		3,911	1,698

OPERATING EXPENSES
Selling expenses		156	38
General and administrative expenses		1,008	665

TOTAL OPERATING EXPENSES		1,164	703

INCOME FROM OPERATIONS		2,747	995

OTHER INCOME(EXPENSES)
Investment loss		(20)	-
Other non-operating income		145	69
Interest expense		(560)	(63)
Other expenses		(1)	(31)
OTHER LOSS NET		(436)	(25)
`
INCOME BEFORE INCOME TAXES		2,311	970
Income tax recovery	15	120	109
INCOME BEFORE MINORITY INTEREST		2,431	1,079
Minority interest		(112)	37
NET INCOME		2,319	1,116
Other comprehensive income
Foreign currency translation adjustments		968	5
COMPREHENSIVE INCOME		3,287	1,121
Earnings Per Share -Basic	22	0.07	0.08
Weighted Average Shares Outstanding- Basic		31,418,065	14,636,472
Earnings Per Share-Diluted		0.06	0.06
Weighted Average Shares Outstanding- Diluted		37,821,413	19,286,902
The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earning	Capital Surplus	Total Stock- holder’s equity
Balance, December 31, 2006	14,636,472	15	6	9,935	1,140	348	4,576	20	16,040
Issuance of common stock on conversion of series A preferred stock	5,692,307	6	(6)						0
Issuance of common stock on exercise of warrants	11,089,286	10		11,316					11,326
Amortizable discount of 3% guaranteed senior convertible notes				176					176
Warrants for service cost				65					65
Stock options cost				508					508
Net income for the period							3,641		3,641
Comprehensive income						964			964
Balance, September 30, 2007	31,418,065	31	-	22,000	1,140	1,312	8,217	20	32,720
Warrants for service cost				46					46
Stock options cost				72					72
Amortizable discount of 3% guaranteed senior convertible notes				2,959					2,959
Net income for the period							2,319		2,319
Comprehensive income						968			968
Balance, December 31, 2007	31,418,065	31	-	25,077	1,140	2,280	10,536	20	39,084

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,319	1,116
Amortization of warrants for service	46	-
Amortization of options	72	30
Amortization of notes discount	28	-
Interest expense for long term notes issued	585	-
Minority interest	112	(36)
Depreciation of property, plant and equipment	140	102
Amortization of intangible assets	244	58
Provision for doubtful accounts	90	94
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,595)	(398)
(Increase) decrease in other receivables, deposits and prepayments	(7,325)	2,480
Decrease in inventories	238	356
(Decrease) increase in accounts payable	(656)	40
(Decrease) increase in accrued expenses	(158)	36
(Decrease) in advances from customers	(11)	(183)
Increase in other payables	3,020	948
(Decrease) in income tax payable	(119)	(101)

Net cash (used in ) operating activities	(3,970)	4,542

CASH FLOWS FROM INVESTING ACTIVITES
Payment for purchase of property, plant and equipment	(9,646)	(2,436)
Payment for purchase of land use right	(6,423)	(4,059)
Purchase of minority interest in subsidiaries	(1,023)	-
Other payment for investment activities	(2,542)
Other receipts from investments	-	134

Net cash used in investing activities	(19,634)	(6,361)

CASH FLOWS FROM FINANCING ACTIVITES
Cash received from bank loan	-	371
Cash received from notes issued	29,840	-
Cash Received for other financing activities	-	399
Cash paid for Bank loan	(468)	-

Net cash received in financing activities	29,372	770

Effect of changes in exchange rate	968	5

Net increase (decrease) in cash	6,736	(1,044)
Cash at beginning of the year	4,547	1,632
Cash at end of the year	11,283	588
Supplementary Cash flow disclosure:
Non- cash investing and financing activities:
Increase in additional paid in capital owning to beneficial conversion features recording	2,959	-
Decrease in 3% guaranteed senior convertible notes owing to beneficial conversion features recording	(2,959)	-
Interest Paid	255	63

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.	The Company

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

·
In connection with the acquisition of Sinoenergy Holding, we entered into a securities purchase agreement, as amended on July 6, 2006, the Company issued and sold, for $3,700,000, its 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The conversion price of the notes and the exercise price of the warrants are subject to adjustment. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the series A preferred stock. Each share of series A preferred stock was convertible into one share of common stock.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the acquisition of Sinoenergy Holding and Sinogas, to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and in the Sinoenergy Holding acquisition, the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. The accounting for the acquisition is identical to that resulting from a reverse acquisition, and that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sionenergy /Sinoenergy Holding acquisition of the “legal acquirer”, Sinogas, are those of the “accounting acquirer”. The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

On September 28, 2006, the Company filed a certificate of designation setting forth the rights, preferences, privileges and limitations of the series A convertible preferred stock. As a result of the filing of the restated articles of incorporation and the certificate of designation for the series A preferred stock, the 6% convertible notes were automatically converted into an aggregate of 5,692,307 shares of series A preferred stock.

At December 31, 2007, all of the shares of Series A Preferred Stock had been converted into shares of common stock.

 (b) Issuance of Convertible Notes and Senior Notes

On September 1, 2007, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Abax Lotus Ltd. and CCIF Petrol Limited pursuant to which, on September 28, 2007, the investors purchased the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000. These notes and the related agreements are described in Note 16 of 10KSB for the transition period from January 1, 2007 to September 30, 2007. On October 8, $29,839,985 was received by the Company for the notes issued.

(c) Change of Fiscal Year

In late September 2007, the Company changed our fiscal year to the year ended September 30. The change in our fiscal year will be effective commencing with the fiscal year beginning October 1, 2007.

(d) History of the Company

The  Company  was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. Its corporate name was changed to Sinoenergy Corporation on September 28, 2006.

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

As at December 31, 2007, Sinogas and Sinoenergy Holding together own 90% of the equity of Wuhan Sinoenergy Gas Company, 90% of the equity of Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), 90% of the equity of Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”), 100% of the equity of Xuancheng Sinoenergy Vehicle gas Company (“Xuancheng Sinoenegy”), 100% of Qingdao Jingrun General Machinery Company (“Jingrun”), 70% of the equity of Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”), 55% equity of Hubei Gather Energy Company (“Hubei Gather”), and we are a 45% equity owner of Anhui Gather Energy Company (“Anhui Gather”).

(e) Subsidiaries of the Company

Siongas was established in Qingdao China in October 29, 2004, and mainly engaged in the production of CNG facilities and equipment, technical consulting service to CNG filling station construction as well as manufacturing of CNG vehicle conversion kit system. In September 2007, an Equity Transferring Agreement and a Deputy Shareholding Agreement were signed between Sinoenergy Holding and Shanghai CNPC Enterprises Group (Shanghai CNPC Enterprise), pursuant to which Sinoenergy would agree to transfer 51% equity of Sinogas to Shanghai CNPC Enterprise, Shanghai CNPC Enterprise would be the deputy share holder of Sinoenergy Holding to hold the 51% of equity of Siongas in trust for Sinoenergy Holding. Sinoenergy Holding would 100% beneficial owner of Sinogas. Pursuant to the agreement, Sinoenergy Holding agreed to pay Shanghai CNPC Enterprise annual fee of RMB 200,000 for every five years. In December 2007, the PRC government approved the share holding transferring and new business licenses was issued.

Yuhan was established on May 25, 2005, mainly engaged in the manufacturing of customized pressure containers for different industries.

Wuhan Sinoenergy was establish on August 2, 2006 with the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas.

Pingdingshan Sinoenergy was established on December 4, 2006 with the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas.

Lixun, a Chinese company engages in the designing and manufactures of electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles production. On March 2007, the Company purchased a 60% interest in Lixun from its shareholders for approximately $390,000, and on July 27, the Company injected another $400,000 capital to Lixun, and in turn totally owns 70% equity of Lixun.

Hubei Gather was established on March 23, 2007 with the business scope of constructing and operating natural gas process plants with expected annual processing capacity of 100-300 million cubic meters, of which the company owns 55% equity and Hong Kong China New Energy Development Investment Co. Ltd owns 45% equity.

Xuancheng Sinoenergy, Xuancheng Sinoenery was established on March 26, 2007 with the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas. During its corporation, Shanghai CNPC owned 70% interest and Sinogas owned 30% interest. On July 26, 2007 the Company and Shanghai CNPC singed equity purchase agreement (the agreement). Pursuant to the agreement, the Company would acquired 70% equity from Shanghai CNPC. On November 6, 2007, the acquisition was completed and the Company wholly owns 100% of Xuancheng Sinoenergy.

Jinrun, On August 28, 2007, the Company entered into an Equity Purchase Agreement to acquire 100% of the equity of Qingdao Jingrun General Machinery Company (“Jingrun”). Under the terms of the agreement, Jingrun’s shareholder will receive approximately $4.2 million, for all of the assets of Jingrun, and the Company would paid another $4.3 million paid in capital to Jinrun. The principal asset of Jingrun is the land use right and workshop. On December 15, 2007, the equity purchase deal closed and PRC government approved the acquisition and issued a new business license to Jinrun.

Anhui Gather, Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd owning 55% equity and Tianjin Green Fuel owning 45% equity. On July 4, 2007, the Company purchased the 45% equity of Anhui Gather, which had been owned by Green Fuel, for $2,750,000, of which $844,330 would be paid to Green Fuel for capital paid and its costs incurred in obtaining the right to receive 200 million cubic meters natural gas quota from Sinopec, and $1,905,670 would be paid to Anhui Gather as unpaid capital. As of December 31, 2007, we had paid $844,330 to Green Fuel and $421,929 paid in capital to Anhui Gather.

(f) The business of the Company
The Company manufactures non standard pressure containers and CNG storage and transportation products, provides technical consulting service for LPG/CNG station construction; operates natural gas process plants and CNG vehicle filling stations. It also manufactures CNG conversion kits which permit gasoline engines to use CNG.

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
•  Technical consulting for equipment choosing and matching

•  CNG station running adjusting

(iii) CNG station operation

(1) Construction and operation of CNG station

In June 2006, the Company developed a plan to develop and operate of natural gas filling stations and build and operate natural gas process plants in Central and East China. This business is currently our principal business. The Company is planning to operate CNG stations in Wuhan City of Hubei Province, Pingdingshan City of Henan Province and Xuancheng City of Anhui Province. Two CNG filling stations in Wuhan City started operation in early October, 2007, on November 16, 2007, another one filling station in Xuancheng City began its trying operation.

(2) Wholesale distribution of natural gas

Both Hubei Gather and Anhui Gather have been licensed to do the natural gas processing and wholesale business. In May 2007, both Hubei Gather and Anhui Gather signed 20 years natural gas purchase agreement with Sinopect to secure 200 million cubic meters of natural gas resources each from the main pipeline of Sinopec respectively.

The secured natural gas quota is the guarantee of our natural gas process and whole sale business. As of the end of September 2007, both Hubei Gather and Anhui Gather are under development stage.

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. For example, an impairment test would be conducted if an asset of significant value was sold or disposed of in the cost center. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the Yuhan, Jiaxing and Xuancheng acquisition, and relates entirely to the pressure container reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007 and 2006, the Company did not have any cash equivalents.

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

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use right for the land on which Sinogas’ facilities are located is recorded as an intangible asset.

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

Warranty reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  Based on its experience and industry practice, the Company determined that the warranty rate is 0.2 % of gross sales.

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

Advertising, Shipping and Handling Costs

Advertising, shipping and handling costs if any, are expensed as incurred.

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

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $968,000 and $5,000 for the three months ended December 31, 2007 and 2006, respectively. This foreign currency translation gain has been recorded as a separate component of stockholders’ equity.

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
Both the FASB 141(R) and FASB 160 are in effective for fiscal years beginning after December 15, 2008, we do not believe that adoption of these standards will have any impact on our financial statements.

3. Restricted Cash

The balance as at December 31, 2007, represents $821,000 for a deposit on a bill of exchange issued by the Company for material purchase.

4. Account Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	December 31, 2007 (unaudited)	September 30, 2007 (audited)

Accounts receivable	$8,869	$6,274
Less: allowance for doubtful accounts	378	278

Balance	$8,491	$5,996

(a) Accounts receivable from related parties

Accounts receivable at December 31, 2007 represents $120,569 due from Kangtai, the minority stockholder of Yuhan, for sales made by Kangtai on behalf of Yuhan.

The balance as at September 30, 2007, represents receivables from Kangtai, the minority shareholder of Yuhan, for sales made by Kangtai on behalf Yuhan in the amount of $169,030.

(b) Accounts receivable from third parties

The balance as at December 31, 2007 mainly represents $2,067,191 receivables balance from Wuhan Fukang Automotive Cleaning Energy Company for sales of conversion kits; $3,056,177 receivables balance for CNG deposit and transportation equipment sales; $1,206,911 receivables for a bio-diesel equipments sales order.

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

5. Other Receivables and Allowance for Doubtful Receivables

Details of allowance for doubtful receivables deducted from other receivables are as follows (dollars in thousands):

	December 31, 2007 (unaudited)	September 30, 2007 (audited)

Other receivables	$8,429	$33,972
Less: allowance for doubtful accounts	36	46

Balance	$8,393	$33,926

(a) Other Receivable from Related Parties

The balance  at December 31, 2007 represents $182,767 from an unsecured loan due from Kangtai, the minority shareholder of Yuhan and $145,595 rental fee receivable from Kangtai, which had been paid in January 2008; $4,631 petty cash borrowing by Mr.Tanzhou Deng.

The balance as at September 30, 2007 represents $186,431 from an unsecured loan due from Kangtai, the minority shareholder of Yuhan and $145,595 rental fee receivable from Kangtai..

(b) Other Receivable from Third Party

Other receivables from third parties at December 31, 2007 represents primarily $1,848,150 due from Shanghai CNPC for short term unsecured loan; $1,369,000 due from Zhongyou Xinxin for unsecured loan, which had been returned in January 10, 2008; $1,026,750 due from Beijing Boken Compressor for short term unsecured loan; $1,127,904 deposit for CNG transportation vehicle rental; $621,400 due from Wuhan Jinyi for unsecured loan which had been returned on January 2008.

The other receivables with third party as at September 30, 2007 mainly represent the net proceeds of $15,752,485 from the $16,000,000 12% guaranteed senior notes issued and the net proceeds of $13,823,344 from the $14,000,000 3.0% guaranteed senior convertible notes issued (see Note 16), all of the funds were received by the Company on October 8, 2007; $1,946,530 unsecured loan to Qingdao Jingrun General Machinery Company (“Jingrun”), which has been paid back on November 29, 2007; $532,566 due from CNPC Xingxing Energy for unsecured loan.

6(1). Deposits and Prepayments

The balance at December 31, 2007 mainly represents $3,227,823 prepayments to suppliers for purchasing of raw material of CNG truck trailers manufacturing; $905,593.74 deposit for CNG stations’ land rental.

The balance as at September 30, 2007 mainly represents a $2,795,000 prepayment to a raw material suppliers and service providers for routine manufacturing and CNG stations operating.

6(2). Other long-term assets

The balance at December 31, 2007 represents prepayments for long-lived assets. The balance mainly represents the following:

(a)	$2,114,987 prepayments for CNG station equipment purchase. This equipment will be used to construct CNG filling stations as long-term fixed assets.
(b)	$1,942,568 prepayment for land rental for CNG station building and operation;
(c)	$750,000 prepayments to Hong Kong China New Energy Development Investment Co. Ltd as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec.
(d)	$7,242,364 prepayment for Qingdao Shanyangtai 100% equity purchase.
(e)	$61,605 prepayment to Mr.Fuqing Zhu for his five years consulting service to the Company from April 2007 to April 2012;

The balance at September 30, 2007 represents prepayments for long-lived assets. The balance mainly represents the following:

(a) $3,962,701 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets.
(b) $4,087,175 prepayment for acquisition 100% of the equity of Jingrun;
(c) $750,000 prepayments to Hong Kong China New Energy Development Investment Co. Ltd as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec.
(d) $732,278 prepayment to Shanghai CNPC Enterprises for 70% equity purchase of Xuancheng Sinoenergy Vehicle Gas Company;
(e) $66,570 prepayment to Mr.Fuqing Zhu for his five years consulting service to the Company from April 2007 to April 2012;

7. Inventories

 Inventories at December 31, 2007 and September 30, 2007 are summarized as follows (in thousand US dollars):

	December 31, 2007	September 30, 2007

Raw materials	$2,060	$1,936
Work in progress	309	538
Finished goods	294	426
Low value consumables	-	1

Total	$2,663	$2,901

8. Long-term investments

On July 4, 2007, the Company purchased 45% equity of Anhui Gather owned by Green Fuel for $2,750,000. As of December 31, 2007, the Company had paid $1,246,036 for the equity purchase to Green Fuel and pick up investment loss of $19,891 under equity method. As of December 31, 2007, Anhui Gather is in early development stage and has not yet commenced operations.

9. Property, Plant and Equipment (net)

As of December 31, 2007 and September 30, 2007, property, plant and equipment consist of following (in thousand US dollars):

	December 31, 2007	September 30, 2007
Cost
Buildings and facility	$16,507	$7,052
Machinery equipment	1,580	1,501
Motor vehicles	702	621
Office equipment and others	209	180
	$18,998	$9,354
Accumulated depreciation
Buildings and facility	$550	489
Machinery equipment	458	407
Motor vehicles	58	39
Office equipment and others	40	31
	$1,106	$966
Carrying value
Buildings and facility	$15,957	$6,563
Machinery equipment	1,122	1,094
Motor vehicles	644	582
Office equipment and others	169	149

	$17,892	$8,388

Included in the cost of buildings and facility is $12,405,583, representing construction-in-process relating to the construction of CNG stations by Wuhan Sinoenergy and Pingdingshan Sinoenergy and Xuancheng Sinoenergy, which commenced in August 2006, December 2006 and March 2007, respectively.

10. Intangible Assets

	December 31, 2007	September 30, 2007
Cost
Patent, technology know-how	$359	$350
Land use right	25,099	18,856
Total	$25,458	19,206

Accumulated amortization	(748)	(675)

Carrying value	$24,710	$18,531

Patents and technology know how are amortized over 10 years up to September, 2014. Included in the cost of patent and know-how, $91,000 is the technical know how purchased and $226,000 is paid in capital from Kangtai (minority shareholder) when the Yuhan was incorporated and $42,000 is the patent and know how of Jiaxin Lixun.

Kangtai (minority shareholder) when the Yuhan was incorporated and $42,000 is the patent and know how of Jiaxin Lixun.

The land use right represent three parcels of land use right purchased by the Company, which were recorded by Sinogas, Jinrun and Xuancheng. The land use right was amortized under the 50 years, which may be transferable and renewal:

Owner	Cost	Term

Land use right owned by Sinogas	$19,328	50 years from May 2007

Land use right owned by Jinrun	4,881	50 years from December 2007

Land use right owned by Xuancheng Sinoenergy	890	The certificate is under transferring process

Total	$25,099

The land use right owned by Sinogas represents two parcels of land located in central of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, the predecessor shareholder of Sinogas under the price of RMB 160 million equals to US$21.9 million based on the current exchange rate. The land was amortized from the beginning of 2006 under 50-year term. As of December 31, 2007, the Company has paid RMB 141 million or $19.3 million.

On December 15, 2007, the Company purchased 100% equity of Jinrun, whose sole asset is the land use right and construction on progress for approximately RMB 60 million. The cost of the land use right, which was paid by the Company, was approximately RMB 35 million equals to US$4.8 million based on the current exchange rate. The land was amortized from the beginning of calendar year 2008 under 50-year term.

The land use right owned by Xuanchang was purchased by the Company from Shanghai CNPC Enterprises Group under the price of RMB6, 5 million or $890,000 based on the current exchange rate. As of December 31, 2007 the Company has paid all the money, and the issuing of the new title deed of the land, of which Xuancheng would be the owner, is under progress.

11. Goodwill

The goodwill consolidated to the financial statement as at December 31, 2007 and 2006 are as follow:

Transactions	December 31, 2007	September 30, 2007

Purchase of an additional 35% interest in Yuhan	$676	$676
Purchase of a 60% equity in Jiaxin Lixun	53	53
Purchase of a 70% equity in Xuancheng Sinoenergy	29	-

Total	$758	$729

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. At December 31, 2006, the Company’s financial statements reflect a 90% ownership of Yuhan, based on having received government approval for the Company’s ownership of a 90% interest in Yuhan. As of December 31, 2007, the Company had paid $1,189,336 and owned $310, 664. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s tangible assets at date of acquisition.

On March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its shareholders, with the total cash payment of $310,310. The consolidated balance sheet reflects good will of $52,385, which represents the excess of the purchase over the tangible assets of Lixun at date of acquisition.

Xuancheng Sinoenergy was established on March 26, 2007. During its corporation, Shanghai CNPC owned 70% interest and Sinogas owned 30% interest. On November 6, 2007 the Company purchased the 70% equity of Xuancheng with the total cash payment of $958,000. The consolidated balance sheet reflects good will of $28,614, which represents the excess fo the purchase over the tangible assets of Xuancheng at date of acquisition.

The Company continually monitors the impairment of goodwill on a continuous basis. As of December 31, 2007, there were no indications that the carrying amount of the goodwill was higher than the undiscounted future cash flows of the above mentioned assets.

12. Short Term Loan

The following table summarizes the contracted short-term borrowings between the banks and the Company as at December 31, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount

CITIC Bank	Working Capital	29-March-2007	One year	7.02%	$685
Bank of Communication	Working Capital	30-April-2007	One year	6.39%	2,738
Bank of Communication	Working Capital	14-Aug-2007	One year	7.29%	5,476
Bank of Communication	Working Capital	9-Sep-2007	One year	7.29%	5,476
Total					$14,375

The following table summarizes the contracted short-term borrowings between the banks and the Company as at September 30, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount

Shenzhen Development Bank	Working Capital	27-Nov -2006	One year	5.58%	$863
CITIC Bank	Working Capital	29-March-2007	One year	7.02%	666
Bank of Communication	Working Capital	30-April-2007	One year	6.39%	2,662
Bank of Communication		14-Aug-2007	One year	7.29%	5,326
Bank of Communication	Working Capital	9-Sep-2007	One year	7.29%	5,326
Total					$14,843

13. Other Payables

(1)	Other Payables to Related Party:

Other payables at December 31, 2007, represent $1,684,209 payables to Beijing Sanhuan for balance of the purchase price of the land use right; $319,433 payable to Kangtai for the unpaid part of the 35% acquisition of the equity of Yuhan by the Company; $1,369 due to Mr. Guiqiang Shi who is a stockholder of Kangtai.

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

(b) Other Payables to Third Parties

The balance to third party as of December 31, 2007 mainly represents $1,369,000 payables for the acquisition of work on constructed plant of Jinrun; $1,505,900 unsecured loan payable to Hubei Yinghua; $1,082,233 value added tax, business tax and other sur-tax accrued by the company but has not been paid.

Within the balance as at September 30, 2007, $145,500 payables to SLF for the audit fee accrual; $928,166 payables for VAT, business tax and other surtax, of which there are some time gap between accrual and payment.

14. Advances from Customers

Advances from customers at December 31, 2007 and September 30, 2007 were primarily the advances received for sales according to the Company’s sales contracts.

15. Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preference. Sinogas and Yuhan are entitled to 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun is entitled to 100% tax exemption for August 2007 to calendar year end of 2008 and 50% enterprise income tax exemption for the following three calendar years (2009 through 2011). As Jiaxin Lixun has received an exemption from corporate income tax from August 2007, the Company recorded $120,268 tax credit which accrued in September 2007 quarter, into current period profit.

Under the current tax laws of the PRC, the Company’s other PRC subsidiaries, Wuhan Sinoenergy and, Pingdingshan Sinoenergy will each get two-year 100% tax exemption followed by a three years 50% exemption once they become profitable.

No provision for United States or other overseas tax is made as Sinoenergy Corporation and Sinoenergy Holding Limited are both investment holding companies, and have no taxable income in the United States or the British Virgin Island for both the three months ended December 31, 2007.

Reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is:

	Three months ended	Three months ended
	December 31, 2007	December 31, 2006
U.S. statutory rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday granted to the subsidiaries in PRC	(33%)	(33%)

Prior year provision written back due to tax holiday and relief	120	109

16.  Long term notes payable

On September 1, 2007, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Abax Lotus Ltd. and CCIF Petrol Limited pursuant to which, on September 28, 2007, the investors purchased the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000. The initial conversion price for the Convertible Notes is equal to $3.17.. These notes and the related agreements are described in Note 16 of our Form 10-KSB for transition period Ended September 30, 2007.

Pursuant to the indenture for the Convertible Notes, an adjustment will be ;made to the conversion price based on the failure of the Company to have consolidated net income, as defined in the indenture, of $7.5 million for calendar year 2007 (“2007 Earning Target”), $14.0 million for calendar year 2008 and $22.5 million for calendar year 2009, or the equivalent in RMB.

If the Company’s consolidated net income does not reach the stated level for each calendar year ending in 2007, 2008 or 2009, the conversion rate, which is equal to the number of shares of common stock issuable upon conversion of $100,000 principal amount of Convertible Notes, shall be adjusted in accordance with the following formula.

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

Net income, for purposes of this computation, is defined to mean “net income” determined in accordance with GAAP consistently applied, after deducting “income tax expense” and the amount, if any, for minority interest that may arise, but without adding any “other comprehensive income” or any extraordinary income; provided that the calculation of “net income” for the purposes of this definition shall not include any non-cash expense incurred at any time in connection with the issuance of shares of Common Stock pursuant to (i) non-cash charges associated with any original issue discount on the Notes or the potential issuance of shares of common stock pursuant to the terms of the indenture, (ii) the additional payments that are due if the common stock is not listed on the Nasdaq Global Market or Nasdaq Capital Market by September 19, 2008, (iii) any adjustment resulting from a reduction in the conversion price as a result of the volume weighted average price or the failure to meet the earnings targets, and (v) the Company’s stock option plans and employee stock purchase plans and which have been approved by the Company’s board of directors so long as such issuances in the aggregate do not exceed five percent (5%) of the common stock of the Company issued and outstanding immediately prior to such issuance or grants (“the Defined Net Income”).

In early September 2007 the Company changed its fiscal year from December 31 to September 30. The Company added together the audited net income for the nine months ended September 30, 2007 plus the unaudited net income for the three months ended December 31, 2007, to reconcile the Defined Net Income. The reconciled Defined Net Income incurred about 6% shortfall to the 2007 Earning Target, which has resulted in the conversion price, as calculated according to above mentioned formula, to decreased from $3.17 to $2.61. According to EITF 98-5 and 00-27, $2,958,900 beneficial conversion feature was accrued with 57 months amortizable term began from January 1, 2008.

The balance as of December 31, 2007 represents the principals and interest payable accrual for the three months ended December 31, 2007, as well as the beneficial conversion features accrued and amortized according to EITF 98-5 and 00-27.

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

17. Minority Interests’ Equity

The activities of the minority interests’ equity during the three months ended December 31, 2007 are summarized as follows:

Beginning balance (January 1, 2007)	614
Minority interests in income	142
Add: Contribution from minority stockholders	607
Balance, September 30,2007	1,363
Minority interests in income	112
Balance, December 31, 2007	$1,475

18. Related Party Relationships and Transactions

The principal related companies and related parties with which the Company had transactions in the three months ended December 31, 2007 and 2006, are as follows:

Name of related party	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijang Sanhuan is the Company’s CEO before July 2007.

Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005

Xuancheng Sinoenegy Vehicle Gas Company	30% equity owner as at September 30, 2007

Name of Related Party	Relationship

Mr. GuiQiang Shi	Shareholder of Kangtai
Mr. Tanzhou Deng	Chairman of the Company

Significant transactions between the Company and its related parties during the three months ended December 31, 2007 and 2006 are as follows:

(1)	Sales and purchase transactions with related parties

Three months ended December 31,
Name of the related party	2007(unaudited)	2006 (unaudited)

Mr. Guili Shi	--	-Owned 25% of equity of Yuhan, which was purchased by the Company

Beijing Sanhuan	--
-Agreement in transfer land use right to Sinogas, for which Sinogas totally paid $9.1 million ($4.1 million was paid in the three months ended December 31, 2006

-Grant CNG technology know-how license with total charges of $113,000 in the three months ended December 31,2006

Kangtai	--	-Sales with amount of $73,837

(2)  Related-company receivables

Name of the Company	December 31, 2007 (unaudited)	September 30, 2007 (Audited)

Kangtai	- $182,767 inter-company loan - $120,569 sales receivable on behalf of the Company - $145,595 rental fee receivables	-$186,431 inter-company loan -$169,030 sales receivable on behalf of the Company -$145,595 rental fee receivables

Mr.TanzouDeng	- $4,631 petty cash borrowing	--

(3)  Related-company and related party payables

Name of the Company	December 31, 2007 (unaudited)	September 30, 2007 (Audited)

Beijing Sanhuan	-$1,684,209 payables to Beijing Sanhuan for balance of the purchase price of the land use right	-$3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right -$67,000 for know how using of CNG station system integration

Kangtai	-$319,433 unpaid part for 35% equity purchase of Yuhan	-$310,664 unpaid part for 35% equity purchase of Yuhan

Xuancheng Sinoenergy		-$44,895 unsecured loan

Mr.Tianzhou Deng	--	- $19,128

Mr. GuiQiang Shi	-$1,369	- $1,331

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

20. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. At December 31, 2007, the Company has four operating segments, which are (i) non-standard pressure containers, (ii) CNG station construction and CNG station service and (iii) CNG operation business, which is in the development stage (iv) CNG vehicle conversion kits, and at December 31, 2006, it has the three segments listed in (i) (ii) and (iii).

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The following tables set forth information relating to our business segments for the three months ended December 31, 2007 and 2006 (dollars in thousands).

Three months ended December 31, 2007 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net revenue	$1,849	$4,638	68	$2,252	$8,807
Cost of revenues	1,085	2,313	44	1,454	4,896
Gross profit	764	2,325	24	798	3,911
Gross margin	41%	50%	36%	35%	44%
Operating expenses:
Selling expenses	$58	$12	$7	$79	$156
General and administrative expenses	208	482	94	224	1,008
Total operating expense	266	494	101	303	1,164
Income (loss) from operations	$498	$1,831	($77)	$495	$2,747

Three months ended December 31, 2006 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$1,113	$1,516	-	$2,629
Cost of revenues	598	333	-	931
Gross profit	515	1,183	-	1,698
Gross margin	50%	78%		65%
Operating expenses:
Selling expenses	$25	$13	-	$38
General and administrative expenses	285	286	94	665
Total operating expense	310	299	94	703
Income (loss) from operations	$205	$884	($94)	$995

21. Capital Stock

(a) Common stock issued on conversion of series A preferred stock and exercise of warrants

As of December 31, 2007, we had the following shares of common stock reserved for issuance:

•	1,746,428 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;
•	4,416,404 shares issuable upon transferring of 3% senior guaranteed convertible notes;
•	2,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan.

(b) Warrants

	Number of shares issuable on exercise of warrants

	$0.85 Warrants	$1.20 Warrants	$1.75 Warrants	$2.10 Warrants for service outsourced	Total

Balance at September 30, 2007	685,715	910,715	-	150,000	1,746,430
Issued during the period	-	-	-	-	-

Exercised in the nine months	-	-	-	-	-

Balance at December 31, 2007	685,715	910,715	-	150,000	1,746,430

As at December 31, 2007, the average exercise price for the above mentioned warrants is $1.14.

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

Pursuant to the 2006 long-term incentive plan, each independent director is to be granted an option to purchase 5,000 shares of common stock on first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted 20,000 stock options at an exercise price of $2.03 per share, being the fair market value on the date of grant.

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

	Shares subject to options	Weighted average exercise price	Remaining contractual life

Options outstanding at December 31, 2006	120,000	$0.65	3.5 years
Options granted during the period	20,000	$2.03	4.25 years
Options granted during the period	1,180,000	$2.00	4. 25 years
Options outstanding at December 31, 2007	1,320,000	$1.88	4.18 years

Options exercisable at December 31, 2007	650,000	$0.94	4.18 years

The fair value of options granted is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

	Stock options granted on April 9, 2007	Stock options granted on April 1, 2007	Stock options granted on June 2, 2006

Expected volatility	26.39%	35.16%	50%
Risk-free rate	4.64%	4.64%	4.64%
Expected term (years)	5	5	3
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$0.62	$0.60	$0.25

(d) Additional paid in capital

The activities of the additional paid in capital during the nine months ended December 31, 2007 is summarized as follows (dollars in thousands):

Balance, September 30, 2007	$22,000
Warrants for service cost amortization	22
Stock options cost amortization	78
Balance, December 31, 2007	$22,100

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

The breakdown for the fully diluted outstanding shares for the nine months ended December 31, 2007 and 2006 is as follows:

	Three months ended December 31,
	2007	2006
Weighted average common stock outstanding during period	31,418,065	14,462,268
Common stock issuable upon conversion of series A preferred stock	-	1,017,680
Common stock issuable pursuant to $0.85 warrants	544,987	2,196,185
Common stock issuable pursuant to $1.20 warrants	646,740	1,569,216
Common stock issuable pursuant to $2.10 warrants	73,913	-
Common stock issuable upon exercise of options outstanding during the period	721,304	41,533
Common stock issuable upon transfer of convertible notes	4,416,404	-
Total diluted outstanding shares	37,821,413	19,286,902

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

(b) The Company has a purchase order with NK Co., Ltd (a Korea company) for the purchase of steel bottles with total price of $1.14million.

(c)  The Company has a purchase order with Shijiazhuang Enric Gas Equipment Company for the purchase of steel bottles with total price of $18.1 million.

At December 31, 2007, the Company has paid a total of $7.9 million for the purchase, and $6.57 million goods have been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c) .

(d) Wuhan Sinoenergy, the subsidiary of the Company, has leased 13 lands in Wuhan City for its CNG station. The lease terms are from 10 year to 20 years with annual rental fee about $341,600 . Wuhan Sinoenergy has purchased a land use right for land located in Wuhan City for its CNG station at a price of $116,000. As of reporting date, $41,070 has been paid.

(e) The Company had previously owned a 55% interest in Yuhan. In August 2006, the Company entered into an agreement to acquire the remaining 45% for $1,500,000, with payment due in installments.  The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 on payment of the rest $640,000. As of December 31, 2007, the Company owns 90% of Yuhan and paid a total of $524,000 and own $976,000.

(f) The C ompany purchased 45% equity of Anhui Gather, whose registered paid in capital has not been fully paid by its shareholders, accordingly the Company should pay to Anhui Gather as paid in capital. As of December 31, 2007, we had paid $421,929 paid in capital to Anhui Gather.

(g) On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), incorporated Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants. The registered capital is $5 million of which Sinoenergy Holding Ltd will contribute $2,750,000 as 55% equity owner and New Energy will contribute $2, 250,000 owing 45% interest. As of December 31, 2007, the Company has paid $412,500 in Hubei Gather.

(h) The Company has purchased the land use right for the real property on which the Company’s facilities are located from Beijing Sanhuan. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. As of December 31, 2007, the Company has paid $16.9 million to Beijing Sanhuan.

(i) On December 24, 2007 the  Company signed equity purchase agreement and supplemental agreement with shareholders of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QSYT”) to purchase the 100% equity and a land use right of QSYT for $5.33 million, and also the company would pay the unpaid paid in capital of $4.28million to QSYT. As of December 31, 2007 the company has prepaid $7.24 million.

24. Retirement Benefits

The full-time employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $68,885 and $22,370 for the three months ended December 31, 2007 and 2006, respectively, and were recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrual welfare benefits. So based on the common practice, the Company treats those workers as probationers, and dose not accrue welfare benefit for them. Although the Company believes the common treatment is acceptable under these circumstance, there may exist a possibility that government may require the Company to accrue the welfare benefit and may arises penalty for the under accrual.

25.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In three months ended December 31, 2007, there are two customers accounting for in excess of 10% of consolidated sales as 21% and 24% of consolidated sales respectively, or an aggregate of 45% of consolidated sales. And as at December 31, 2007, approximately 24% and 14% of accounts receivable were from trade transactions with the aforementioned customers.

In nine months ended September 30, 2007, there are two customers accounting for in excess of 10% of consolidated sales as 24.3% and 13.1% of consolidated sales respectively, or an aggregate of 37.5% of consolidated sales. As at September 30, 2007, approximately 28.8% and 7% of accounts receivable were from trade transactions with the aforementioned customers.

26. Subsequent Events

On December 24, 2007, the Company  entered into agreement and supplementary agreement with shareholders of Qingdao Shan Yang Tai Chemistry Resources Development Co. Ltd (“QDSY”) pursuant to which the Company would acquire 100% of the outstanding equity interest in Qingodao Shan Yang Tai Chemistry Resources Development Co. Ltd. (“QDSY”), for a purchase price of RMB43 million, which, based on the current exchange ratio, is equivalent to $5.33 million. As of December 31, 2007, the deal did not close. On January 4, 2008, PRC government approved the equity transferring by issue new business licenses to QDSY, at same time QDSY changed its name as Qingdao Sinoenergy General Machinery Co., Ltd.

On January 11, 2008, the Company entered into an agreement with shareholders of Hong Kong Giant Power International Investment Ltd. (“HK Power”), pursuant to which the Company would acquire 100% outstanding equity of HK Power, for a purchase price of CNY64 million, or approximately $8.75 million, based on the current exchange ratio. On January 16, 2007 HK government approved the shareholding transferring and the deal closed.

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

Overview

We design, manufacture and market a range of pressurized containers for CNG. Although our initial business involved the manufacture of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions (i) the manufacture of CNG vehicle and gas station equipment, and (ii) the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems at the CNG station.

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

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in the other. At December 31, 2007, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $1.6 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline which is presently under construction and which is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined at a later date.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM and sale in the after market. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. In July 2007, we paid additional $400,000 to increase our equity ownership in Jiaxing Lixun to 70%. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles. The business of manufacturing of electronic part of vehicle conversion kits as well as produce conversion kit is reported as a separate segment in the three months ended December 31, 2007.

Our CNG vehicle and gas station equipment business include two product lines:

•	the manufacture of equipment for CNG vehicles and gas stations and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems;.

Our original business is the manufacture and sale of nonstandard equipment and pressure container business which is operated by Yuhan subsidiary, of which we had been 55% equity owner. During the second half year of 2006 we acquired additional 35% equity and turned to be 90% equity owner of Yuhan. Then we thoroughly controlled the operating of Yuhan.

To the manufacture of CNG facilities and gas station equipment, steel and steel tubing are major raw material for it. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Accordingly from May 2007, we also began to purchase steel tubes from PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

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

Results of Operations

In the three months ended December 31, 2007, we had four business segments, and in the same period of 2006, we had three business segments. The third segment - we construct CNG stations and operate those CNG stations. The fourth segment - the sale of CNG conversion kits first generated revenue in the second quarter of calendar year 2007.

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

(2) CNG station construction service business

It includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Because our emergence into CNG filling station business, we did not receive any CNG station construction service order from the beginning of 2007. We anticipate that, at least in the near term, we will devote most, if not all, of our CNG construction business to the construction of our own CNG filling stations.

(iii) CNG station operation

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.

(iv) Vehicle fuel conversion equipment

Manufacturing of CNG vehicle conversion kits and electronic control devices for alternative fuel.

Three months ended December 31, 2007 and 2006

The following tables set forth information relating to our business segments for the three months ended December 31, 2007 and 2006 (dollars in thousands).

Three months ended December 31, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
(unaudited)
Net revenue	$1,849	$4,638	68	$2,252	$8,807
Cost of revenues	1,085	2,313	44	1,454	4,896
Gross profit	764	2,325	24	798	3,911
Gross margin	41%	50%	36%	35%	44%
Operating expenses:
Selling expenses	$58	$12	$7	$79	$156
General and administrative expenses	208	482	94	224	1,008
Total operating expense	266	494	101	303	1,164
Income (loss) from operations	$498	$1,831	($77)	$495	$2,747

Three months ended December 31, 2006	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total
(unaudited)
Net revenue	$1,113	$1,516	-	$2,629
Cost of revenues	598	333	-	931
Gross profit	560	1,183	-	1,698
Gross margin	46%	78%		65%
Operating expenses:
Selling expenses	$25	$13	-	$38
General and administrative expenses	285	286	94	665
Total operating expense	310	299	94	703
Income (loss) from operations	$205	$884	($94)	$995

Net Revenue. Net revenue for three months ended December 31, 2007 (the “December 2007 quarter”) was approximately $8.8 million, 235% increase from the net revenue of approximately $2.6 million for the three months ended December 31, 2006 (the “December 2006 quarter”). This increase results primarily from the sale of CNG station facilities, which generated revenue of $4.6 million, or 52.7 % of sales in the December 2007 quarter. In addition, the sales of vehicle conversion kits, the new segment which began contributing revenue in the second quarter of 2007, also contributed approximately $2.2 million or 25.6% of sales in the December 2007 quarter.

Cost of Revenue. The cost of revenue for the December 2007 quarter was approximately $4.9 million, compared with approximately $1.0 million in the same period of 2006, a 425.9% increase. The cost increase trend is higher than the increase in net revenue due to gross margin decrease. The gross margin decreased from 65% of December 2006 quarter to 44% of current period due to the changes in gross margins of the different segments.

•
Our gross margin for the CNG station facilities and construction segment decreased to 50% in the December 2007 quarter from 78% in the December 2006 quarter. In the December 2007 quarter, all of our revenue related to the manufacture of CNG facilities and equipment and none of the revenue was generated by technical consulting services, which in year 2006 had generated a significantly higher gross margin than the manufacture. Besides, in December 2007 quarter, domestically, we purchase steel bottles, the key raw material for manufacturing of CNG truck trailer and deposit system, by ourselves, so the gross margin decreased to 50%. While in the December 2006 quarter, when, the steel bottles were provided by our customers, we only provided machining and process services which has a higher gross margin but significantly limited the production volume and sales order obtaining.

•
The conversion kit segment is developed in year 2007, the gross margin of the segment, which accounted for 25.6 % of sales in the December 2007 quarter, is 35%, lower than the overall gross margin of December 2006 quarter. Accordingly the new segment decreased the overall gross margin of the December 2007 quarter comparing with the same period of 2006.

•
The gross margin for our non-standard pressure container segment in the December 2007 quarter is 41%. In the December 2007 quarter, we fulfilled, in addition to our traditional container orders, one new order as manufacture of equipment for bio-diesel plant which generated a higher gross margin because of the specialized nature of the services we provided. Before year 2007, when we only take traditional container orders, the gross margin of the segment is from 17% to 25% except in December 2006 quarter, when a main steel plate supplier gave us an occasional one-off discount which increased the gross margin to 46%.

Operating Expenses. Operating expenses were approximately $1.2 million in the December 2007 quarter, an increase of $461,000, or 65.6%, from the December 2006 quarter. The increase in operating expenses reflects the following factors:

•
$101,000 of expenses relating to the our CNG station operation segment, as compared with $94,000 of such expenses in the December 2006 quarter, as more stations being under construction and more managing work in that segment in the 2007 quarter.

•
$303,000 of selling, general and administrative expenses associated with the vehicle conversion business in the December 2007 quarter. This segment commenced operations in 2007, and, as accordingly, there were no comparable expenses in the December 2006 quarter.

•
Our general and administrative expenses for the December 2007 quarter include $100,000 of non-cash expenses resulting from the grant of stock options and warrants during the December 2007 quarter, while there were no comparable expenses in the December 2006 quarter.

Income from Operations. Income from operations was approximately $2.7million for the three months of 2007, compared with approximately $1.0 million in the same quarter of 2006 resulted from the above mentioned reasons.

Interest Expense. Our interest expense for the December 2007 quarter was approximately $560,000, an increase of $497,000 comparing with $63,000 of December 2006 quarter. In the December 2007 quarter, we incurred interest cost of about $847,000 for the $14 million PRC bank loan and $16 million 12% guaranteed senior notes and $14 million 3% guaranteed convertible notes, of which about $287,000 interest cost were capitalized. The un-capitalized part was reflected as interest expenses. While in the December 2006 quarter, the $63,000 interest expenses were for the $1.1 million PRC bank loan.

Income Taxes. Sinogas, Yuhan, and Wuhan Sinoenergy have received exemption from corporate income tax separately in December 2006 and in the beginning of 2007. As a result, we did not accrue any income tax in the December 2007 quarter. As Jiaxin Lixun has received an exemption from corporate income tax from August 2007, we recorded a tax credit for the full amount of the taxes accrued by Jiaxin Lixun.

Net income. As a result of the foregoing, we had net income of $2.3 million, or $0.07 per share basic and 0.06 per share diluted, for the three months of 2007 as compared with net income of $1.1 million, or $ 0.07 per share basic and 0.05 per share diluted for the same quarter of 2006.

Liquidity and Capital Resources

At December 31, 2007, we had cash of approximately $11,283,000, an increase of approximately $6,736,000 from September 30, 2007. Our cash at December 31, 2007 included restricted cash of $821,000, representing a deposit for a bill of exchange in the same amount which was issued in connection with a material purchase by us. At December 31, 2007, we had working capital of approximately $10.9 million and stockholders’ equity of approximately $39.1 million, compared with a working capital of approximately $24.7 million and stockholders’ equity of approximately $32.7 million at September 30, 2007.

For the December 2007 period, we generated negative cash flow of approximately $4.0 million from our operations, and we used approximately $19.6 million for investments, consisting of payments of approximately $18.6 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $1.0 million to purchase a portion of the minority interest in some of our subsidiaries.

We generated approximately $29.8 million cash from issues of 12% guaranteed senior notes and 3% guaranteed convertible notes, and we returned approximately $468,000 short term bank loans, which, as of December 31, 2007, were in the aggregate principal amount of approximately $29.3 million.

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

Commitments and Contingencies

We are not currently a party to any material threatened or pending legal proceedings

We have purchase orders with several suppliers with aggregated amount of $28.84 million. At December 31, 2007, we have paid a total of $7.9 million for the purchase, and $6.57 million goods have been delivered to us.

One of our subsidiaries, Wuhan Sinoenergy, has leased 13 lands in Wuhan City for its CNG station. The lease terms are from 10 year to 20 years with annual rental fee about $341,600 . Wuhan Sinoenergy has purchased a land use right for land located in Wuhan City for its CNG station at a price of $116,000. As of reporting date, $41,070 has been paid.

When we formed Yuhan with Kantai, we had a 55% interest in Yuhan. We have since acquired an additional 35% for $1,500,000, of which, at September 30, 2007, we had paid $1.2 million and owed $300,000. We have the right to acquire the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000.

We purchased 45% equity of Anhui Gather, whose registered paid in capital has not been fully paid by its shareholders, accordingly we should pay to Anhui Gather as paid in capital. As of December 31, 2007, we had paid $421,929 paid in capital to Anhui Gather.

On March 23, 2007, we and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Eenergy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants. The registered capital is $5 million of which we will contribute $2,750,000 as 55% equity owner and New Energy will contribute $2, 250,000 for a 45% interest. As of December 31, 2007, we have paid $412,500 in Hubei Gather.

We have purchased the land use right for the real property on which the Company’s facilities are located from Beijing Sanhuan. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. As of December 31, 2007, we have paid $16.9 million to Beijing Sanhuan.

On December 24, 2007, we signed equity purchase agreement and supplemental agreement with shareholders of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QSYT”) to purchase the 100% equity and a land use right of QSYT for $5.33 million, and also we would pay the unpaid paid in capital of $4.28million to QSYT. As of December 31, 2007 we have paid $7.24 million to the shareholders and to QSYT. Since as of December 31, 2007, the shareholding transferring has not been approved by PRC government, and the deal did not close, we recorded the payment as prepaying.

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

Both the FASB 141(R) and FASB 160 are in effective for fiscal years beginning after December 15, 2008, we do not believe that adoption of these standards will have any impact on our financial statements.

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

SINOENERGY CORPORATION. (Registrant)

Dated: February 15, 2008	s/ Bo Huang
Bo Huang, Chief Executive Officer

Dated: February 15, 2008	s/ Qiong (Laby) Wu
Qiong (Laby) Wu, Chief Financial Officer