Form 10QSB
period 2008-03-31
Sinoenergy CORP
filed 2008-05-20
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2008

Commission File Number: 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1603-1604, Tower B Fortune Centre Ao City Beiyuan Road, Chaoyang District, Beijing, People’s Republic of China 100107
(Address of principal executive offices)
Issuer’s telephone number, including area code: 86-10-84928149

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

As of May 14, 2008, the Registrant had 31,418,065 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Page
Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and September 30, 2007	3

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended March 31, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements for the Three Months and Six Months Ended March 31, 2008 and 2007 (Unaudited)	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	43

Item 3. Controls and Procedures	53

Part II. Other Information	54

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits	54

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31, 2008	September 30,2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,203	$3,322
Restricted cash	-	1,225
Note receivable	132	-
Accounts receivable, net
-Related parties	-	169
-Third parties	12,142	5,827
Other receivables
-Related parties	8	332
-Third parties	4,307	3,754
-Note subscription receivable (received October 2007)	-	29,840
Deposits and prepayments	2,487	2,795
Deferred expenses	166	58
Inventories	4,631	2,901
TOTAL CURRENT ASSETS	28,076	50,223
LONG TERM ASSETS
Long-term investments	10,979	1,592
Property, plant and equipment, net	21,681	8,388
Intangible assets	29,901	18,531
Other long-term assets	8,827	9,599
Goodwill	1,172	729
Deferred tax asset	6	4
TOTAL ASSETS	$100,642	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	$14,247	$14,843
Accounts payable
- Third parties	2,282	3,166
Notes payable	85	799
Other payables
- Related parties	214	3,679
- Third parties	7,031	1,502
Accrued expenses	157	319
Warranty accrual	118	76
Advances from customers	2,552	1,035
Estimated liquidated damages payable under registration rights agreement	140	-
Income taxes payable	171	119
TOTAL CURRENT LIABILITIES	26,997	25,538
LONG-TERM LIABILITIES
12% senior notes	15,660	15,622
3% senior convertible notes	14,597	13,823
TOTAL LIABILITIES	57,254	54,983
Minority interests	1,536	1,363
Commitments
STOCKHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Issued and outstanding- 31,418,065 shares at March 31, 2008 and September 30, 2007	31	31
Additional paid-in capital	22,237	22,000
Capital surplus	20	20
Statutory surplus reserve fund	1,140	1,140
Retained earnings	13,379	8,217
Accumulated other comprehensive income	5,045	1,312
Total stockholders’ equity	41,852	32,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,642	$89,066

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

NET REVENUE	$7,734	$2,626

COST OF REVENUE	(4,011)	(1,591)

GROSS PROFIT	3,723	1,035

OPERATING EXPENSES
Selling expenses	138	40
General and administrative expenses	967	582

TOTAL OPERATING EXPENSES	1,105	622

INCOME FROM OPERATIONS	2,618	413

OTHER INCOME (EXPENSE)
Rental income, net of land right amortization of $58	1,185	-
Investment gain	123	-
Other, net	3	(3)
Interest expense, net of capitalized interest of $505 in 2008	(720)	(55)
Estimated liquidated damages payable under registration rights agreement	(140)	-
OTHER INCOME (EXPENSE), NET	451	(58)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,069	355
Provision for income taxes	165	-
INCOME BEFORE MINORITY INTEREST	2,904	355
Minority interests	(61)	(5)
NET INCOME	$2,843	$350
Other comprehensive income
Foreign currency translation adjustments	2,768	20
COMPREHENSIVE INCOME	$5,611	$370
Net Income Per Share
Basic	$0.09	$0.02
Diluted	$0.07	$0.02
Weighted Average Shares Outstanding
Basic	31,418	17,561
Diluted	37,651	23,155

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
 (In thousands, except per share data)

	Six Months Ended March 31,
	2008	2007

NET REVENUE	$16,541	$5,255

COST OF REVENUE	(8,907)	(2,522)

GROSS PROFIT	7,634	2,733

OPERATING EXPENSES
Selling expenses	294	78
General and administrative expenses	1,975	1,247

TOTAL OPERATING EXPENSES	2,269	1,325

INCOME FROM OPERATIONS	5,365	1,408

OTHER INCOME (EXPENSE)
Rental income, net of land right amortization of $58	1,185	-
Investment gain	103	-
Other, net	147	35
Interest expense, net of capitalized interest of $792 in 2008	(1,280)	(118)
Estimated liquidated damages payable under registration rights agreement	(140)	-
OTHER INCOME (EXPENSE), NET	15	(83)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	5,380	1,325
Income taxes	(45)	109
INCOME BEFORE MINORITY INTEREST	5,335	1,434
Minority interests	(173)	32
NET INCOME	5,162	1,466
Other comprehensive income
Foreign currency translation adjustments	3,733	197
COMPREHENSIVE INCOME	$8,895	$1,663
Net Income Per Share
Basic	$0.16	$0.06
Diluted	$0.14	$0.06
Weighted Average Shares Outstanding
Basic	31,418	22,671
Diluted	37,750	23,917

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands)
.
	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid-in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earnings	Capital Surplus	Total Stock- holder’s equity
Balance, September 30, 2007	31,418,065	$31	$-	$22,000	$1,140	$1,312	$8,217	$20	$32,720
Warrants issued for services				46					46
Stock options issued				191					191
Net income for the period							5,162		5,162
Comprehensive income						3,733			3,733
Balance, March 31, 2008	31,418,065	$31	$-	$22,237	$1,140	$5,045	$13,379	$20	$41,852
.
The accompanying notes are an integral part of these financial statements.

 Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	5,162	1,466
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for services	18	10
Stock options granted	219	30
Amortization of note discount	28	-
Interest expense for long-term notes issued	784	-
Minority interest	173	(31)
Depreciation	319	202
Amortization of intangible assets	285	128
Provision for (recovery of) doubtful accounts	(108)	219
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(6,206)	877
Other receivables, deposits and prepayments	7	(4,601)
Inventories	(1,730)	464
Increase (decrease) in -
Accounts payable	(1,598)	199
Accrued expenses	(120)	104
Advances from customers	1,517	938
Other payables	2,066	660
Estimated liquidated damages payable under registration rights agreement	140	-
Income taxes payable	50	(101)

Net cash provided by operating activities	1,006	564

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property, plant and equipment	(12,842)	(2,609)
Purchase of land use right	(11,655)	(4,059)
Purchase of minority interest in subsidiaries	(9,387)	-
Other receipts (payments) - investment activities	(443)	(383)

Net cash used in investing activities	(34,327)	(7,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of convertible notes	29,840	-
Proceeds from capital contributions	-	6,235
Proceeds from bank loan	-	1,089
Payments on bank loan	(596)	-

Net cash provided by financing activities	29,244	7,324

Effect on cash of changes in exchange rate	3,733	24

Net increase (decrease) in cash	(344)	861
Cash at beginning of period	4,547	1,632

Cash at end of period	4,203	2,493
Supplementary disclosure of cash flow information:
Interest paid	1,248	118
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008 and 2007

1.	The Company

(a) Recapitalization Transaction
Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). The Company’s corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, the Company entered into the following agreements:

·
An agreement with Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation, and its stockholders, pursuant to which the Company issued 14,215,385 shares of common stock to the former stockholders of Sinoenergy Holding. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly owned foreign enterprise (“WOFE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy.

·
An agreement with Sinoenergy’s principal stockholders, who were the former principal stockholders of Franklyn before the reverse acquisition, pursuant to which the Company purchased 3,305,000 shares of common stock for $213,525, using the proceeds of the financing as described below.

·
In connection with the acquisition of Sinoenergy Holding, the Company entered into a securities purchase agreement, as amended on July 6, 2006, and the Company issued and sold, for $3,700,000, 6% convertible notes in the principal amount of $3,700,000, 390,087 shares of common stock, and warrants to purchase 6,342,858 shares of common stock at $0.85 per share, 6,342,858 shares of common stock at $1.20 per share and 6,342,858 shares of common stock at $1.75 per share. The conversion price of the notes and the exercise price of the warrants were subject to adjustment. The $1.75 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 5,692,307 shares of Series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the Series A preferred stock. Each share of Series A preferred stock was convertible into one share of common stock. At September 30, 2007, all of the shares of Series A preferred stock had been converted into common stock.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. With respect to such acquisitions, they are equivalent to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction was, in essence, a recapitalization, and was accounted for as a change in capital structure. The accounting for the acquisitions is identical to that resulting from a reverse acquisition, and no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sinoenergy/Sinoenergy Holding acquisition of the “legal acquirer”, Sinoenergy, are those of the “accounting acquirer”, which is Sinogas. The accompanying financial statements reflect the recapitalization of the shareholders’ equity section as if the transactions occurred as of the beginning of the first period presented. Earnings per share are restated for all period presented to reflect this recapitalization.

(b) Issuance of Convertible Notes and Senior Notes

On September 28, 2007, pursuant to a note purchase agreement (the “Note Purchase Agreement”) dated September 1, 2007, among the Company and Abax Lotus Ltd. and CCIP Petrol Limited, the investors purchased the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000. On October 8, 2007, the Company received the net proceeds from the sale of the notes in the amount of $29,840,000. This amount was shown as note subscription receivable on the balance sheet at September 30, 2007.

(c) Change of Fiscal Year

The Company changed its fiscal year end to September 30. The Company has filed a Form 10-KSB for the transitional period from January 1, 2007 to September 30, 2007. The fiscal year ending September 30, 2008 will be the Company’s first full fiscal year ending on September 30.

(d) History of the Company

The Company was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. Its corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, the Company acquired all of the issued and outstanding equity interests of Sinoenergy Holding Ltd. (“Sinoenergy Holding”), from Skywide Capital Management Limited, which held a 90% interest, and Eastpride Capital Limited, a British Virgin Islands corporation (“Eastpride”), which held a 10% interest. Pursuant to the exchange agreement, the Company issued 14,215,385 shares of common stock to Skywide and Eastpride. After the acquisition, the Company continued the operations of Sinoenergy Holding. Sinoenergy Holding owns all of the capital stock of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”).

As of March 31, 2008, Sinogas and Sinoenergy Holding together own 90% of the equity of Wuhan Sinoenergy Gas Company, 100% of the equity of Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), 90% of the equity of Pingdingshan Sinoenergy Gas Company (“Pingdingshan Sinoenergy”), 100% of the equity of Xuancheng Sinoenergy Vehicle Gas Company (“Xuancheng Sinoenegy”), 100% of Qingdao Jingrun General Machinery Company (“Jingrun”), 70% of the equity of Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”), 100% of Qingdao Sinoenergy General Machinery Co., Ltd., 100% of Hong Kong Giant Power International Investment Ltd. (HK Power), 55% equity of Hubei Gather Energy Company (“Hubei Gather”), and 45% of the equity of Anhui Gather Energy Company (“Anhui Gather”).

(e) Subsidiaries of the Company

Sinogas was established in Qingdao China on October 29, 2004, and mainly engages in the production of Compressed Natural Gas (“CNG”) facilities and equipment, technical consulting services in CNG filling station construction, as well as the manufacturing of a CNG vehicle conversion kit system.

Yuhan was established on May 25, 2005, and mainly engages in the manufacturing of customized pressure containers for different industries.

Wuhan Sinoenergy was established on August 2, 2006, and is in the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas.

Pingdingshan Sinoenergy was established on December 4, 2006, and is in the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas.

Lixun is engaged in the design and manufacturing of electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicle production. On March __, 2007, the Company purchased a 60% interest in Lixun from its shareholders for approximately $390,000, and on July 27, 2007, the Company injected $400,000 of capital in Lixun, and now owns a 70% equity interest in Lixun.

Hubei Gather was established on March 23, 2007, and is in the business of constructing and operating natural gas processing plants with expected annual processing capacity of 100-300 million cubic meters, of which the Company owns a 55% equity interest and Hong Kong China New Energy Development Investment Co. Ltd. owns a 45% equity interest.

Xuancheng Sinoenergy was established on March 26, 2007, and is in the business of construction and operation of CNG stations and the manufacturing and sales of automobile conversion kits that enable a gasoline powered automobile to operate on compressed natural gas. Upon incorporation, Shanghai CNPC owned a 70% interest and Sinogas owned a 30% interest. On July 26, 2007, the Company and Shanghai CNPC signed an equity purchase agreement (the agreement). On November 6, 2007, pursuant to the agreement, the Company acquired the 70% equity interest from Shanghai CNPC for $1,923,351 based on the current exchange ratio, and the Company now owns 100% of Xuancheng Sinoenergy.

Jingrun was established on December 15, 2007. Jingrun’s principal asset is a land use right and workshop. Jingrun is primarily engaged in the design and manufacturing of petroleum refinery equipment and petroleum machinery. On August 28, 2007, the Company entered into an Equity Purchase Agreement to acquire 100% of the equity of Jingrun. Under the terms of the agreement, the Company paid Jingrun’s shareholder approximately $4.2 million for all of the equity of Jingrun, and the Company made a $4.3 million contribution to Jingrun’s capital. The PRC government has approved the acquisition and issued a new business license to Jingrun.

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd. owning a 55% equity interest and Tianjin Green Fuel (“Green Fuel”) owning a 45% equity interest. On July 4, 2007, the Company purchased a 45% equity interest in Anhui Gather from Green Fuel for $2,750,000, of which $844,330 was to be paid to Green Fuel for capital paid and its costs incurred in obtaining the right to receive 200 million cubic meters of natural gas from Sinopec, and $1,905,670 was to be paid to Anhui Gather as a capital contribution. As of March 31, 2008, the Company has paid $844,330 to Green Fuel and contributed $439,097 in paid-in capital to Anhui Gather.

Qingdao Sinoenergy General Machinery Co., Ltd. is primarily engaged in the manufacturing and installation of general machinery equipment. On December 24, 2007, the Company entered into an agreement and supplementary agreement with the shareholders of Qingdao Shan Yang Tai Chemistry Resources Development Co. Ltd (“QDSY”) pursuant to which the Company agreed to acquire 100% of the outstanding equity interest in QDSY for a purchase price of RMB43 million or approximately $6,126,000 based on the current exchange ratio. On January 4, 2008, the PRC government approved the equity acquisition and issued a new business license to QDSY. At the same time, QDSY changed its name to Qingdao Sinoenergy General Machinery Co., Ltd.

Hong Kong Giant Power International Investment Ltd. is a holding company that, through its four subsidiaries, specializes in investing in CNG in China. On January 24, 2008, the Company acquired all of the equity of Hong Kong Giant Power International Investment Ltd. (“HK Power”) from its shareholders, for RMB64 million, or approximately $9,120,000 million based on the current exchange ratio, pursuant to an agreement dated January 11, 2008.

(f) The business of the Company

The Company manufactures non-standard pressure containers and CNG storage and transportation products; provides technical consulting service for LPG (“Liquified Petroleum Gas”) and CNG station construction; and operates natural gas process plants and CNG vehicle filling stations. The Company also manufactures CNG conversion kits which permit gasoline engines to use CNG.

(i)  Non-standard pressure container business

The manufacture and sale of non-standard equipment and pressure containers has been conducted by Sinogas since its formation. This business is a traditional chemical equipment manufacturing business with low profit margins. It includes the design and manufacturing of various types of pressure containers:

•  in the petroleum and chemical industries
•  in the metallurgy and electricity generation industries
•  in the food and brewery industries
•  various types of non-standard containers

(ii)  CNG storage, transportation products and technical consulting service for CNG station construction

(1) CNG storage and transportation products manufacturing, which includes the following products:

•  CNG trailers
•  CNG deposited system for gas station usage
•  CNG compressor skid
•  Some other CNG facilities and equipment fittings

(2) Technical consulting service for LPG/CNG station construction

•  Designing for LPG/CNG stations
•  Technical consulting for equipment selection and matching
•  CNG station running adjusting

(iii) CNG station operation

(1) Construction and operation of CNG stations

This business is currently the Company’s principal business. The Company plans to operate CNG stations in Wuhan City of Hubei Province, Pingdingshan City of Henan Province and Xuancheng City of Anhui Province. Two CNG filling stations in Wuhan City started operation in early October 2007; on November 16, 2007, one filling station in Xuancheng City began operations; in late March 2008, another three filling stations in Wuhan City began operations. On April 28, 2008, one filling station in Pingdingshan City started operations.

(2) Wholesale distribution of natural gas

Both Hubei Gather and Anhui Gather have been licensed to engage in the natural gas processing and wholesale business. In May 2007, both Hubei Gather and Anhui Gather signed a 20 year natural gas purchase agreement with Sinopec to secure 200 million cubic meters of natural gas resources each from the main pipeline of Sinopec, respectively.

As of March 31, 2008, both Hubei Gather and Anhui Gather are in the development stage.

These natural gas quotas are not a guarantee of delivery and are subject to negotiation as to the amount and price. In addition, a significant portion of the Company’s quota is dependent upon the timely completion of a national natural gas transportation pipeline that is currently under construction.

(iviv) Vehicle fuel conversion equipment

•  Design and sale of customized automotive alternate fuel (CNG/LPG) electronic device
•  CNG vehicle conversion kit installation and sale

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 Regulation S-B. In the opinion of management, the consolidated financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations and financial position as of and for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB Annual Report for the transition period ended September 30, 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly owned subsidiaries and majority owned subsidiaries as to which it exercises control. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment, valuation of warrants and options and inventory valuation. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually unless circumstances or events indicate an impairment test is required. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the Yuhan, Jiaxing, Xuancheng and HK Power acquisitions, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008 and September 30, 2007, the Company did not have any cash equivalents.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. When circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

Deferred Expenses

Deferred expenses are stated at cost less accumulated amortization. Amortization is calculated on the straight-line method over the estimated periods of benefit.

Inventories

Inventories are comprised of raw materials, work in process, finished goods and low value consumable articles. Amounts are stated at the lower of cost and market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Long-Term Investments

Investments in entities in which the Company owns more than 20% but less than 50% of the equity and does not have the ability to control, but has the ability to exert significant influence, are accounted for using the equity method.

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

Intangible Assets

Intangible assets, representing patents, technical know-how acquired and land use rights, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use right for the land on which the Sinogas, Xuancheng, Jingrun, and Qingdao Sinoenergy facilities are located is recorded as an intangible asset.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", impairment of assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

Capitalization of Interest

The Company capitalizes interest cost incurred during the period required to complete the asset. The interest rate for capitalization is based on the rates on the Company’s outstanding borrowings. A weighted average interest rate is used to determine the amount of interest to capitalize.

The Company capitalized $505,000 and $792,000 of interest during the three months and six months ended March 31, 2008, respectively. Interest capitalized is recorded as an increase to construction in progress. The Company did not capitalize any interest during the three months and six months ended March 31, 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company recognizes product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. Revenue is measured by reference to the proportion of construction work completed to the total estimated work according to reports provided by the technical department of the Company, and simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

Value added tax (VAT) is collected from customers by the Company on behalf of the PRC tax authorities and is not recorded as income or expense in the consolidated statements of operations.

Warranty Reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  Based on experience and industry practice, the Company determined that the warranty reserve rate is 0.2 % of gross sales. The Company provides an appropriate reserve when necessary.

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

The Company has reviewed the differences between the tax basis under PRC tax laws and financial reporting under US GAAP. Temporary differences, resulting in deferred tax assets or liabilities, have been recognized in the financial statements.

Advertising, Shipping and Handling Costs

Advertising costs, which were not significant in 2008 or 2007, are included in selling expenses. Shipping and handling costs are included in cost of sales for inventory and in selling expenses for customer sales.

Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during each quarter. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

For certain financial instruments, including cash, accounts receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

Minority Interest

Minority interest refers to the percentage of a subsidiary which is not owned by the Company. The Company records the minority interest portion of any related profits and losses in consolidation.

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

Earnings per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including shares of common stock issuable upon conversion of Series A preferred stock and exercise of outstanding in-the-money stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $2,768,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively, and $3,733,000 and $197,000 for the six months ended March 31, 2008 and 2007, respectively. This foreign currency translation gain has been recorded as a separate component of stockholders’ equity.

Reclassification

Certain amounts have been reclassified from their presentation in 2007 to conform to the current year’s presentation. Such reclassifications did not have any effect on total assets, total liabilities, income from operations or net income.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

3. Account Receivables and Allowance for Doubtful Receivables

Details of the allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	March 31, 2008 (unaudited)	September 30, 2007

Accounts receivable	$12,348	$6,274
Less: allowance for doubtful accounts	(206)	(278)

Balance	$12,142	$5,996

Accounts Receivable from Related Parties

As at March 31, 2008, there is no balance due from related parties.

The balance as of  September 30, 2007 includes receivables from Kangtai, the minority shareholder of Yuhan, for sales made by Kangtai on behalf Yuhan in the amount of $169,030.

4. Other Receivables and Allowance for Doubtful Receivables

Details of  the allowance for doubtful receivables deducted from other receivables are as follows (dollars in thousands):

	March 31, 2008 (unaudited)	September 30, 2007

Other receivables	$4,329	$33,972
Less: allowance for doubtful accounts	(14)	(46)

Balance	$4,315	$33,926

(a) Other Receivable from Related Parties

The balance at March 31, 2008 includes $7,872 from an unsecured loan due from Kangtai.

The balance as of  September 30, 2007 includes $186,431 from an unsecured loan due from Kangtai, the minority shareholder of Yuhan, and $145,595 rental fee receivable from Kangtai.

(b) Other Receivable from Third Parties

Other receivables from third parties at March 31, 2008 include $1,923,351 due from Shanghai CNPC for a short term unsecured loan; $213,706 due from Beijing Boken Compressor for a short term unsecured loan; and a $1,181,001 deposit for CNG transportation vehicle rental.

The balance also represents a $1,946,530 unsecured loan to Qingdao Jingrun General Machinery Company (“Jingrun”), which was repaid on November 29, 2007, and $532,566 due from CNPC Xingxing Energy for an unsecured loan.

5. Deposits and Prepayments

The balance at March 31, 2008 mainly represents prepayments of $1,546,484 to suppliers for purchases of raw material for CNG truck trailer manufacturing; $405,269 for the CNG construction; and a $584,129 deposit for CNG transportation vehicle rental.

The balance at September 30, 2007 mainly represents a prepayments of $2,795,000 to raw material suppliers and service providers for routine manufacturing and CNG station operations.

6. Other Long-Term Assets

The balance at March 31, 2008 represents prepayments for long-lived assets. The balance mainly consists of the following prepayments:

(a)	$4,254,813 for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets;
(b)	$2,894,035 for land rental for CNG station building and operation;
(c)	$750,000 to Hong Kong China New Energy Development Investment Co. Ltd as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec;
(d)	$56,988 to Mr.Fuqing Zhu for his five years consulting service to the Company from April 2007 to April 2012.

The balance at September 30, 2007 represents prepayments for long-lived assets. The balance mainly consists of the following prepayments:

(a)	$3,962,701 for CNG station equipment;
(b)	$4,087,175 for acquisition 100% of the equity of Jingrun;
(c)	$750,000 to Hong Kong China New Energy Development Investment Co. Ltd as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec;
(d)	$732,278 to Shanghai CNPC Enterprises for 70% equity purchase of Xuancheng Sinoenergy Vehicle Gas Company;
(e)	$66,570 to Mr.Fuqing Zhu for his five years consulting service to the Company from April 2007 to April 2012.

7. Inventories

 Inventories at March 31, 2008 and September 30, 2007 are summarized as follows (dollars in thousands):

	March 31, 2008	September 30, 2007

Raw materials	$2,549	$1,936
Work in progress	1,298	538
Finished goods	783	426
Low value consumables	1	1

Total	$4,631	$2,901

8. Long-Term Investments

Anhui Gather

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd. owning a 55% equity interest and Tianjin Green Fuel (“Green Fuel”) owning a 45% equity interest. On July 4, 2007, the Company purchased a 45% equity interest in Anhui Gather from Green Fuel for $2,750,000, of which $844,330 was to be paid to Green Fuel for capital paid and its costs incurred in obtaining the right to receive 200 million cubic meters of natural gas from Sinopec, and $1,905,670 to be paid to Anhui Gather as a capital contribution. As of March 31, 2008, the Company has paid $844,330 to Green Fuel and contributed $439,097 in paid-in capital to Anhui Gather, for a total of $1,283,427, and has recorded an investment loss of $15,694 under the equity method. As of March 31, 2008, Anhui Gather is in the development stage and has not yet commenced operations.

Hong Kong Giant Power International Investment Ltd.

Hong Kong Giant Power International Investment Ltd. is a holding company that, through its four subsidiaries, specializes in investing in CNG in China. On January 24, 2008, the Company acquired all of the equity of Hong Kong Giant Power International Investment Ltd. (“HK Power”) from its shareholders, who were unrelated to the Company.

The acquisition cost was RMB64 million (equivalent to $8,865,713 at the date of acquisition) in cash, of which $7,370,937 had been paid through March 31, 2008. HK Power owns 35%  of Zhengzhou Hengran Gas Co., Ltd., 39.75% of Anhui Hengran Gas Co., Ltd., 10% of Nanjing Hengran Gas Co., Ltd., and 9% of Nanjing Xixia Hengran Gas Co., Ltd. Among HK Power’s four subsidiaries, Zhengzhou Hengran Gas Co., Ltd., Nanjing Xixia Hengran Gas Co. and Anhui Hengran Gas Co., Ltd. have long term CNG supply contracts with China National Petroleum Corporation (CNPC).

The Company allocated the purchase consideration to the respective subsidiaries of HK Power based on their respective fair values as follows:

Company Name	Fair Value ($)	Acquired %	Acquisition Fair Value ($)
Anhui Hengran Gas Co, Ltd.	7,580,185	39.75%	3,013,583
Zhengzhou Hengran Gas Co, Ltd.	13,812,504	35%	4,834,376
Nanjing Xixia Hengran Gas Co, Ltd.	5,977,430	9%	537,969
Nanjing Hengran Gas Co, Ltd.	656,478	10%	65,648
Total			8,451,576
Total contribution paid			8,865,713
Goodwill			414,137

The Company’s consolidated balance sheet reflects goodwill of $414,137, which represents the excess of the purchase price over the identifiable tangible and intangible assets of HK Power on the date of acquisition. The Company accounts for its investments in the subsidiaries of HK Power on the equity method of accounting.

For the three months ended March 31, 2008, the Company, through HK Power, recorded investment income from Zhengzhou Hengran Gas Co., Ltd. of $135,404, which was accounted for by the equity method.

9. Property, Plant and Equipment

As of March 31, 2008 and September 30, 2007, property, plant and equipment consists of the following (dollars in thousands):

	March 31, 2008	September 30, 2007
Cost
Buildings and facility	$4,118	$3,173
Machinery equipment	1,714	1,501
Motor vehicles	791	621
Office equipment and other	244	180
CIP	16,099	3,879
Total	22,966	9,354

Accumulated depreciation	(1,285)	(966)

Carrying value	$21,681	$8,388

10. Intangible Assets

As of March 31, 2008 and September 30, 2007, intangible assets consist of the following (dollars in thousands):

	March 31, 2008	September 30, 2007
Cost
Patent, technology know-how	$371	$350
Land use right	30,490	18,856
Total	30,861	19,206

Accumulated amortization	(960)	(675)

Carrying value	$29,901	$18,531

Patents and technology know-how are being amortized over 10 years through September 2014. Included in the cost of patent and technology know-how, $91,000 represents the technical know-how purchased while $226,000 represents the technical know-how contributed from Kangtai (minority shareholder) when Yuhan was incorporated. An additional $42,000 represents the patent and know-how of Jiaxing Lixun.

The land use right represents four parcels of land purchased by the Company, which were recorded by Sinogas, Jingrun, Xuancheng and Qingdao Sinoenergy.s The land use rights are being amortized over the following periods that they are transferable and renewable:

Owner	Cost	Term
Land use right owned by Sinogas	$20,177	50 years from May 2007
Land use right owned by Jingrun	5,080	50 years from December 2007
Land use right owned by Xuancheng Sinoenergy	926	(1)
Land use right owned by Qingdao Sinoenergy	4,307	(1)
Total	$30,490

(1) The land use right has not yet been transferred to the Company. Application has been made to the applicable government agency and the Company is awaiting government approval. The transfer will be made upon receipt of government approval. The Company believes the approval will be obtained.

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, the predecessor shareholder of Sinogas, for a price of RMB160 million, equivalent to US$22.80 million based on the current exchange rate. The land is being amortized from the table says from May 2007? over a 50-year term. On March 1, 2008, Sinogas entered into a land lease agreement with Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an unrelated party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, for a price of RMB40 million per year, equivalent to approximately $5.7 million per year based on the current exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease.

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress  for approximately RMB60 million ($8.5 million based on the current exchange rate). The cost of the land use right paid by the Company was approximately RMB35 million (equivalent to US$4.99 million based on the current exchange rate.) The land is being amortized from the beginning of calendar year 2008 over a 50-year term.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group at a price of RMB6.5 million or $926,058 based on the current exchange rate. The Company has paid the purchase price, and the issuance of the new title deed of the land, of which Xuancheng would be the owner, has been submitted for government approval.

On January 4 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress  for approximately RMB43 million. The cost of the land use right paid by the Company was approximately RMB30 million (equivalent to US$4.31 million based on the current exchange rate.) The land is being amortized from the beginning of calendar year 2008 over a 50-year term. The dollar equalends are based on the exchange rate on [insert date].

11. Goodwill

The amount of goodwill in the consolidated financial statements at March 31, 2008 and September 30, 2007 is as follows (dollars in thousands):

Transactions	March 31, 2008	September 30, 2007

Purchase of an additional 35% interest in Yuhan	$676	$676
Purchase of a 60% equity in Jiaxing Lixun	53	53
Purchase of a 70% equity in Xuancheng Sinoenergy	29	-
HK Power	414	-

Total	$1,172	$729

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. As of March 15, 2007, the Company had paid a total of $503,000 and owed $997,000. The agreement, as amended, gives the Company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s tangible assets at date of acquisition. In January 2008, the Company had paid the remainder of the purchase price and now owns 100% of Yuhan. As of March 31, 2008, the Company’s financial statements reflect a 100% ownership of Yuhan.

On March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its shareholders, with a total cash payment of $310,310. The consolidated balance sheet reflects goodwill of $52,385, which represents the excess of the purchase price over the tangible assets of Lixun at the date of acquisition.

Xuancheng Sinoenergy was established on March 26, 2007. Upon incorporation, Shanghai CNPC owned a 70% interest and Sinogas owned a 30% interest. On November 6, 2007, the Company purchased the 70% equity interest owned by Shanghai CNPC for $958,000. The consolidated balance sheet reflects goodwill of $28,614, which represents the excess of the purchase price over the tangible assets of Xuancheng at the date of acquisition.

Hong Kong Giant Power International Investment Ltd. is a holding company that, through its four subsidiaries, specializes in investing in CNG in China. On January 24, 2008, the Company acquired all of the equity of Hong Kong Giant Power International Investment Ltd. (“HK Power”) from its shareholders, who were unrelated to the Company (see Note 8). The acquisition cost was RMB64 million (equivalent to $8,865,713 at the date of acquisition) in cash. The Company’s consolidated balance sheet reflects goodwill of $414,137, which represents the excess of the purchase price over the identifiable tangible and intangible assets of HK Power on the date of acquisition. The Company accounts for its investments in the subsidiaries of HK Power on the equity method of accounting.

The Company monitors the impairment of goodwill on a continuous basis. As of March 31, 2008, there were no indications that the carrying amount of the goodwill was higher than the undiscounted future cash flows of the above mentioned assets.

12. Short Term Bank Loans

The following table summarizes the contracted short-term borrowings between the banks and the Company as of March 31, 2008 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Maturity date	Annual Interest Rate	Amount
Bank of Communication	Working Capital	30-April-2007	30-April-2008	6.39%	$2,849	(1)
Bank of Communication	Working Capital	14-Aug-2007	14-Aug-2008	7.29%	5,699
Bank of Communication	Working Capital	9-Sep-2007	9-Sep-2008	7.29%	5,699
Total					$14,247

(1) The borrowing was repaid by the Company on April 30, 2008.

The following table summarizes the contracted short-term borrowings between the banks and the Company as of September 30, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Maturity date	Annual Interest Rate	Amount
Shenzhen Development Bank	Working Capital	27-Nov -2006	27-Nov -2007	5.58%	$863
CITIC Bank	Working Capital	29-March-2007	29-March-2008	7.02%	666
Bank of Communication	Working Capital	30-April-2007	30-April-2008	6.39%	2,662
Bank of Communication		14-Aug-2007	14-Aug-2008	7.29%	5,326
Bank of Communication	Working Capital	9-Sep-2007	9-Sep-2008	7.29%	5,326
Total					$14,843

The Company repaid the short term bank loans as scheduled.

13. Other Payables

(1)	Other Payables to Related Parties:

Other payables to related parties at March 31, 2008 includes a $209,145 payable to Beijing Sanhuan for the balance of the purchase price of the land use right; a $3,633 payable to Kangtai for the unsecured loan; and a $1,425 payable to Mr. Guiqiang Shi, a shareholder of Kangtai.

Other payables to related parties at September 30, 2007 includes a $3,235,671 payable to Beijing Sanhuan for the balance of the purchase price of the land use right; a $310,664 payable to Kangtai for the unpaid portion of the 35% acquisition of the equity of Yuhan by the Company; a $44,895 payable to Xuancheng Sinoenergy for an unsecured loan; a $67,000 payable for a know-how fee payable to Beijing Sanhuan; a $1,331 payable due to Mr. Guiqiang Shi, a stockholder of Kangtai; and $19,128 due to Mr. Tanzhou Deng, the chairman of the Company.

(b) Other Payables to Third Parties:

Other payables to third parties at March 31, 2008 include a $1,364,656 payable for the acquisition of QDSY; a $1,494,777 payable for the acquisition of HK Power; a $1,543,167 unsecured loan payable to Hubei Yinghua; and a $807,708 payable for value added tax, business tax and other surtax.

Other payables to third parties at September 30, 2007 include a $145,500 payable for the audit fee, and a $928,166 payable for value added tax, business tax and other surtaxes.

14. Advances from Customers

Advances from customers at March 31, 2008 and September 30, 2007 are primarily the advances received for future sales.

15. Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 25%.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan are entitled to a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun is entitled to a 100% tax exemption from August 2007 through 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011).

Under the current tax laws of the PRC, the Company’s other PRC subsidiaries, Wuhan Sinoenergy and, Pingdingshan Sinoenergy will each be entitled to a two-year 100% tax exemption followed by three years of a 50% tax exemption once they become profitable.

No provision for United States or other overseas tax is made as Sinoenergy Corporation and Sinoenergy Holding Limited are both investment holding companies, and have no taxable income in the United States or the British Virgin Islands for the three months and six months ended March 31, 2008 and 2007.

The reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is as follows:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday granted to the subsidiaries in PRC	(20)%	(33)%

In accordance with the relevant tax laws and regulations of PRC, the corporation statutory income tax rate is 25%. However, the Company’s subsidiaries have been granted has exemption’s from all over a part of the corporate income tax for various periods. The pro forma effect of this exemption is as follows:

	Six months ended March 31, 2008	Three months ended March 31 , 2008	Six months ended March 31, 2007	Three months ended March 31 , 2007
	$	$	$	$

Statutory income tax rate	25%	25%	25%	25%

Estimated exempted income tax rate	5%	5%	5%	5%

Income tax exemption	$1,076	$614	$264	$70

Tax effect derived from exemption (per share)	$0.03	$0.02	$0.01	nil

16. Long Term Notes Payable

On September 1, 2007, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which two investors agreed to purchase the Company’s 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000. The convertible notes are convertible into common stock at an initial conversion price of $3.17 per share, which represents a 25% premium of the 30 trading days volume weighted average price ending August 31, 2007.

The closing of pursuant to the Note Purchase Agreement occurred on September 28, 2007, and the Company received the net proceeds from the financing on October 8, 2007. In addition, the Company’s chief executive officer and its chairman, both of whom are directors, executed non-competition agreements with the Company.

The Company paid the investors an arrangement fee of $160,000, which was deducted from the proceeds payable to the Company.

The convertible notes were issued pursuant to an indenture between the Company and with DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed or converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, net of interest previously received, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the interest rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital.

The convertible note indenture requires the Company to offer to purchase the Notes at a price which would generate a 13.8% yield if either of the following events shall occur:

•
The occurrence at any time after the Company’s common stock is listed on the Nasdaq Stock Market of any event in connection with which all or substantially all of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock or other equity securities listed on the Nasdaq Stock Market or any similar United States system of automated dissemination of quotations of securities prices.

•
At any time after the Company’s common stock is listed on the Nasdaq Stock Exchange, the common stock is neither listed for trading on a United States national or regional securities exchange or the Nasdaq Stock Market.

•	Trading in the Company’s common stock on any exchange or market has been suspended for ten or more consecutive trading days.

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

The holders of the Notes have the right to convert their Notes into common stock at a conversion price of $3.17 per share, subject to adjustment. The provisions for adjustment in the conversion price include adjustments for the following.

•	A stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders;

•
A sale of common stock at a price, or the issuance of options, warrants or other convertible securities with an exercise or conversion price, which is less than the conversion price at the time, subject to limitations provided in the investor rights agreement; and

•
An adjustment based on the volume weighted average price of the common stock on September 28, and March 28, of each year during the term of the notes, commencing March 28, 2008, such that if the volume weighted average price of the common stock for the 15 trading days preceding the applicable September 28 or March 28 is made is less than the conversion price then in effect, then the conversion price is reduced to the greater of the volume weighted average price or $2.10 per share; and

•
An adjustment based on the Company’s failure to have consolidated net income, as defined in the indenture, of $7.5 million for 2007, $14.0 million for 2008 and $22.5 million for 2009, or the equivalent in RMB. The investors have waived the right to any adjustment based on 2007 net income.

 If the Company’s consolidated net income does not reach the stated level for 2008 or 2009, the conversion rate, which is the number of shares of common stock issuable upon conversion of $100,000 principal amount of convertible notes, shall be adjusted in accordance with the following formula. Conversion rate then in effect + [(A x B)/ C], where

A =  the total number of shares of common stock issued and outstanding on a fully-diluted basis at the date of determination of such adjustment;

B = 3% expressed as a decimal; and

C = the aggregate principal amount of the Notes issued on the Issue Date divided by $100,000.

The conversion price is determined by dividing $100,000 by the conversion rate. The initial conversion rate is 31,546 shares of common stock for each $100,000 principal amount of convertible notes.

Net income, for purposes of this computation, is defined to mean “net income” determined in accordance with GAAP consistently applied, after deducting “income tax expense” and the amount, if any, for minority interest that may arise, but without adding any “other comprehensive income” or any extraordinary income; provided that the calculation of “net income” for the purposes of this definition shall not include any non-cash expense incurred at any time in connection with the issuance of shares of Common Stock pursuant to (i) non-cash charges associated with any original issue discount on the notes or the potential issuance of shares of common stock pursuant to the terms of the indenture, (ii) the additional payments that are due if the common stock is not listed on the Nasdaq Global Market or Nasdaq Capital Market by September 19, 2008, (iii) any adjustment resulting from a reduction in the conversion price as a result of the volume weighted average price or the failure to meet the earnings targets, and (v) the Company’s stock option plans and employee stock purchase plans and which have been approved by the Company’s board of directors so long as such issuances in the aggregate do not exceed five percent (5%) of the issued and outstanding common stock immediately prior to such issuance or grants.

The investors have waived the right to an adjustment in the conversion rate for 2007. The following table sets forth a computation of the resulting conversion price if (a) the target levels are not met for both 2008 and 2009, (b) the number of fully-diluted shares of common stock (other than shares issuable upon conversion of the convertible notes) through the end of 2009, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price.

	Conversion Rate	Conversion Price	Conversion Rate	Conversion Price
Year	Beginning of year	Beginning of Year	As Adjusted	As Adjusted
2008	31,546	$3.17	40,038	$2.50
2009	40,038	$2.50	48,785	$2.05

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

Commencing September 28, 2008, the Company may redeem the senior notes at the following percentage of the principal amount:

Twelve Months Commencing September 28,	Percent of Principal
2008	108.0%
2009	106.0%
2010	104.0%
2011 and thereafter	100.0%

The indentures for both the convertible notes and the senior notes have certain covenants, including the following:
• If the Company sells assets and does not reinvest the proceeds in its business within 180 days (270 days in the case of a sale of real property), to the extent that such proceeds not so reinvested exceed $5,000,000, the Company is required to offer the holders of the notes the right to have the Company use such excess proceed to purchase their notes at the principal amount plus accrued interest..

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
• The Company is restricted from incurring additional debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 for the first year and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 for the first year and 3.75 to 1.00 if the debt is incurred thereafter, provided, that the certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 for the first year and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ration of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

• The Company is subject to restriction in paying dividends, purchasing its own securities or those of its subsidiaries, prepaying subordinated debt, and making any investment other than any investments in itself and its subsidiaries engaged in the Company’s business and certain other permitted investments.
• The Company is subject to restrictions on incurring liens.
• The Company cannot enter into, or permit its subsidiaries to enter into, transactions with affiliates unless it is in writing, in the Company’s best interest and not less favorable to the Company than it could obtain from a non-affiliate in an arms’ length transaction, with any transaction involving more than $1,000,000 requiring audit committee approval and any transaction involving more than $5,000,000 requiring a written opinion from an independent financial advisor.
• The Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.

• The Company shall make all payments of principal, interest and premium, if any, without withholding or deduction for taxes, and must offer to repurchase the notes if they are adversely affected by changes in tax laws that affect the payments to the holders.

The indentures provide for an event of default in the event that the Company fails to comply with its obligations under the indentures and certain events of bankruptcy or similar relief.

The Company’s obligations are guaranteed by its subsidiaries and are secured by a charge on the stock of Sinoenergy Holding.

The Company also entered into an investor rights agreement, as clarified, pursuant to which, as long as an investor holds at least $2,000,000 principal amount of notes or at least 3% of the issued and outstanding stock:

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

•
The Company shall, by April 1, 2008, have appointed an independent public accountant from a list of 16 firms provided by the investors, failing which the Company shall pay the investors the sum of $2,500,000 on April 1 of each year in which this condition is not met, and the Company shall not terminate the engagement of such auditor without prior investor approval. The Company has complied with this condition.

•
The investors have a right of first refusal on future financings by us and proposed transfers, with limited exceptions, by Mr. Huang and Mr. Deng. The investors also have a tag-along right in connection with proposed sales by Mr. Huang and Mr. Deng.

The investor rights agreement, as clarified, also provides that (i) the Company will not sell shares of its common stock or grant options or warrants or issue convertible securities with an exercise or conversion price that is less than $0.40 per share, (ii) the minimum conversion price for the convertible debenture would be $0.40 per share, (iii) the holders of the convertible notes may call an event of default if the Company breaches its covenant not to issue shares at a price which is less than $0.40 per share. If the Company increases its authorized common stock, the conversion price would decrease to an amount not less than $0.05 per share. The Company and the investors agreed to use their commercially reasonable efforts to modify the indenture for the convertible notes to reflect these provisions of the investor rights agreement.

Mr. Huang and Mr. Deng are also prohibited from transferring any shares, with limited exceptions, until the investors shall have sold, singly or in the aggregate, more than 5% of the Company’s total outstanding equity on a fully-diluted basis.

From the closing date and as long as long as Abax continues to hold more than 5% of the outstanding shares of common stock on an as-converted basis, (i) Abax shall be entitled to appoint up to 20% of the voting members (or the next higher whole number if such percentage does not yield a whole number) of the Company’s board of directors, and (ii) if the Company fails to meet the net income requirements under the indenture for the convertible notes, Abax has the right to appoint an additional director. The Abax director shall be entitled to serve on each committee of the board, except that, the Abax director shall not serve on the audit committee unless he or she is an independent director. Mr. Huang and Mr. Deng have agreed to vote their shares for the election of the Abax directors. The Company is required to amend its by-laws to provide that a quorum for action by the board shall include at least one Abax director.

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon conversion of the convertible notes, subject to any limitation required by applicable of Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by March 28, 2008. In the event that the registration statement has not been declared effective by the SEC on or before March 28, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company shall be required to pay additional interest at the rate of one percent 1% of the convertible notes, as described above.

Management completed its review of the accounting for the transactions and has concluded that the conversion option does not constitute an embedded derivative under SFAS 133, as the Company has sufficient authorized but unissued shares to meet its maximum share obligations upon conversion, including any reductions in the conversion price. However, it qualifies for beneficial conversion treatment under EITF 98-5 and 00-27, and the total beneficial conversion features of $176,656 has been charged to additional paid in capital and is being amortized over the life of the notes.

As of March 31, 2008, neither the notes nor the common stock issuable upon conversion of the notes have been registered under the U.S. Securities Act of 1933, as amended.

The Company has accounted for registration rights penalties in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.  Accordingly, the Company recorded $140,000 as an estimate of liquidated damages payable under registration rights agreements at March 31, 2008. The Company will review and adjust this accrual at each subsequent period end.

17. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three and six months ended March 31, 2008 and 2007, are as follows:

Name of related party	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijang Sanhuan is the Company’s CEO before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Xuancheng Sinoenegy Vehicle Gas Company	30% equity owner as at September 30, 2007
Mr. GuiQiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company

Significant transactions between the Company and its related parties during the three months and six months ended March 31, 2008 and 2007 are as follows:

(1) Sales and purchase transactions with related parties

Name of the Company	For the three months ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007
Mr. Guili Shi	-None	-None	-None	-Owned 25% of equity of Yuhan, which was purchased by the Company
Beijing Sanhuan	-None	-Acted as an agent of the Company for foreign currency transfer to RMB	-None	-None

Kangtai	-None	-None	-None	-Sales of $73,837

(2) Related-company receivables

Name of the Company	March 31, 2008 (unaudited)	September 30, 2007

Kangtai	-$7,872 inter-company loan	-$186,431 inter-company loan -$169,030 sales receivable on behalf of the Company -$145,595 rental fee receivables
Mr.Tianzhou Deng	-$41 petty cash borrowing	-None

(3) Related-company and related party payables

Name of the Company	March 31, 2008 (unaudited)	September 30, 2007

Beijing Sanhuan	-$209,145 payables to Beijing Sanhuan for balance of the purchase price of the land use right	-$3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right -$67,000 for use of know-how for CNG station system integration

Kangtai	-$3,633 of unsecured loan	-$310,664 unpaid balance for 35% equity purchase of Yuhan

Xuancheng Sinoenergy	-None	-$44,895 unsecured loan
Mr.Tianzhou Deng	-None	-$19,128
Mr. GuiQiang Shi	-None	-$1,331

The amounts due from and to related parties are interest free, unsecured and have no fixed terms.

18. Statutory Surplus Reserve Fund

In accordance with PRC regulations, Sinogas is required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP. According to the Memorandum and Articles of Association of Sinogas, appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve fund is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund should be at least 5% of the after-tax net income determined in accordance with the PRC GAAP. Statutory surplus reserve is established for the purpose of remedying Sinogas losses, expanding operations, or increasing registered capital, and is non-distributable other than in liquidation.

19. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. At March 31, 2008, the Company has four operating segments: (i) non-standard pressure containers, (ii) CNG station construction and CNG station service, (iii) CNG operation business, which is in the development stage, and (iv) CNG vehicle conversion kits. At March 31, 2007 the Company had the three segments listed in (i), (ii) and (iii) above.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The following tables set forth information relating to our business segments for the three and six months ended March 31, 2008 and 2007 (dollars in thousands).

Three months ended March 31, 2008 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$1,822	$3,751	$282	$1,879	$7,734
Cost of revenues	1,053	1,592	179	1,187	4,011
Gross profit	769	2,159	103	692	3,723
Gross margin	42%	58%	37%	37%	48%
Operating expenses:
Selling expenses	$35	$21	$30	$52	$138
General and administrative expenses	50	591	8	318	967
Total operating expense	85	612	38	370	1,105
Income from operations	$684	$1,547	$65	$322	$2,618

Three months ended March 31, 2007 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Total

Net revenue	$783	$1,843	$-	$2,626
Cost of revenues	614	977	-	1,591
Gross profit	169	866	-	1,035
Gross margin	22%	47%		40%
Operating expenses:
Selling expenses	$5	$35	$-	$40
General and administrative expenses	80	236	266	582
Total operating expense	85	271	266	622
Income (loss) from operations	$84	$595	$(266)	$413

Six months ended March 31, 2008 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$3,671	$8,389	$350	$4,131	$16,541
Cost of revenues	2,138	3,905	223	2,641	8,907
Gross profit	1,533	4,484	127	1,490	7,634
Gross margin	42%	53%	36%	36%	46%
Operating expenses:
Selling expenses	$93	$33	$37	$131	$294
General and administrative expenses	258	1,073	102	542	1,975
Total operating expense	351	1,106	139	673	2,269
Income from operations	$1,182	$3,378	$(12)	$817	$5,365

Six months ended March 31, 2007(unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Total

Net revenue	$1,896	$3,359	$-	$5,255
Cost of revenues	1,212	1,310	-	2,522
Gross profit	684	2,049	-	2,733
Gross margin	36%	61%		52%
Operating expenses:
Selling expenses	$30	$48	$-	$78
General and administrative expenses	365	522	360	1,247
Total operating expense	395	570	360	1,325
Income (loss) from operations	$289	$1,479	$(360)	$1,408

20. Capital Stock

As of March 31, 2008 and September 30, 2007, the Company had the following shares of common stock reserved for issuance:

•	1,746,428 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;
•	4,416,404 shares issuable upon conversion of 3% senior guaranteed convertible notes;
•	2,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$0.85 Warrants	$1.20 Warrants	$1.75 Warrants	$2.10 Warrants for services outsourced	Total
Balance at September 30, 2007	685,715	910,715	-	150,000	1,746,430
Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at March 31, 2008	685,715	910,715	-	150,000	1,746,430

As at March 31, 2008, the average exercise price for the above mentioned warrants is $1.14.

Stock options

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 5,000 shares of common stock on the first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 120,000 shares of common stock at $0.65 per share, being the fair market value on the date of grant.

Pursuant to the 2006 long-term incentive plan, each independent director  is to be granted an  option to  purchase 5,000 shares of common stock on the first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted 20,000 stock options at an exercise price of $2.03 per share, being the fair market value on the date of grant.

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

On January 9, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 120,000 shares of common stock at $4.10 per share, being the fair market value on the date of grant. These options vest as to 50% of the underlying shares of common stock on January 9, 2009 and as to the remaining 50% on January 9, 2010.

On March 10, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior mangers and key management to acquire 80,000 shares of common stock at $3.10 per share, being the fair market value on the date of grant. The options vest as to 42% of the underlying shares of common stock on December 31, 2008, 50% on December 31, 2009 and as to the remaining 8% on March 9, 2010.

	Shares subject to options	Weighted average exercise price	Remaining contractual life
Options outstanding at September 30, 2007	1,320,000	$1.88	4.18 years
Options granted during the period	120,000	$4.10	4.8 years
Options granted during the period	80,000	$3.10	5 years
Options outstanding at March 31, 2008	1,520,000	$2.12	3.93 years

Options exercisable at March 31, 2008	650,000	$0.94	3.93 years

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

	Stock Options Granted On
Grant Date	March 10, 2008	January 9, 2008	April 9, 2007	April 1, 2007	June 2, 2006

Expected volatility	68.32%	80.06%	26.39%	35.16%	50.00%
Risk-free rate	4.64%	4.64%	4.64%	4.64%	4.64%
Expected term (years)	5	5	5	5	3
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Fair value per share	$1.78	$2.58	$0.62	$0.60	$0.25

There were no options granted during the three months ended December 31, 2007 or 2006.

The stock compensation expense during the three months and six months as at March 31, 2008 was $119,206 and $190,839, respectively, which was recorded as general and administrative expense. The fair value of stock options granted during the three and six months ended March 31, 2007 was $473,556 and $473,556, respectively, which was charged to operations as general and administrative expense.

As of March 31, 2008, unrecognized compensation cost related to all unvested stock options was $646,852. The intrinsic value of outstanding stock options at March 31, 2008 was approximately $1,151,400.

21. Basic and Diluted Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 4,416,440 shares are included on an “as converted” basis for the convertible debt for the three months and six months ended March 25, 2008.

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. For the three months ended March 25, 2008 and 2007 the options and warrants were dilutive.

	Three months ended March 31, 2008	Six months ended March 31, 2008
Weighted average common stock outstanding during period	31,418,064	31,418,064
Common stock issuable pursuant to $0.85 warrants	521,105	534,323
Common stock issuable pursuant to $1.20 warrants	602,072	626,856
Common stock issuable pursuant to D warrants	61,038	68,182
Stock option/incentive plan	633,297	686,612
Convertible notes as if converted	4,416,404	4,416,404
Total diluted outstanding shares	37,651,980	37,750,441

22. Commitments and Contingencies

(1) Legal Proceedings - The Company is not currently a party to any material threatened or pending legal proceedings.

(2) Commitments - The Company has the following material contractual obligations and capital expenditure commitments at March 31, 2008:

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

At March 31, 2008, the Company has paid a total of $11.8 million for the purchase, and $8.66 million of the goods had been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c).

(d) Wuhan Sinoenergy, the subsidiary of the Company, has leased 10 parcels of land in Wuhan City for its CNG stations. The lease terms are from 10 year to 30 years with annual rental fees of approximately $452,087. Wuhan Sinoenergy will purchase a land use right for land located in Wuhan City for its CNG station at a price of RMB8.72 million, equivalent to $1,242,342 based on the current exchange rate. As of reporting date, RMB3.2 million, equivalent to $455,905, had been paid.

(e) The Company purchased a 45% equity interest of Anhui Gather. The Company was required to contribute $1,905,670 to Anhui Gather as paid in capital. As of March 31, 2008, the Company had paid $439,097 in paid in capital to Anhui Gather, leaving a balance due of $1,466,573.

(f) On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd. (“New Energy”), incorporated Hubei Gather Eenergy Gas Co., Ltd. (“Hubei Gather”) to construct and operate natural gas processing plants. The registered capital is $5 million of which Sinoenergy Holding Ltd. will contribute $2,750,000 as a 55% equity owner and New Energy will contribute $2,250,000 for a 45% equity interest. As of March 31, 2008, the Company had contributed $429,284 to Hubei Gather.

(g) The Company has purchased the land use right for the real property on which the Company’s facilities are located from Beijing Sanhuan. The initial purchase price was $12.3 million. Based on increased expenses incurred by Beijing Sanhuan as well as the increased value of the land, the price was increased to $18.6 million. As of March 31, 2008, the Company had paid $18.4 million to Beijing Sanhuan.

23. Retirement Benefits

The full-time employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $50,919 and $13,475 for the three months ended March 31, 2008 and 2007, respectively, and were recorded as other payables.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrual welfare benefits. So based on the common practice, the Company treats those workers as probationers, and does not accrue welfare benefits for them. Although the Company believes the common practice is acceptable under these circumstance, the government may require the Company to accrue the welfare benefit and may assess a penalty for the under accrual.

24. Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended March 31, 2008, there were two customers that accounted for 20% and 17% of consolidated sales, respectively.

During the six months ended March 31, 2008 and 2007, two customers accounted for 24.3% and 13.1% of consolidated sales, respectively, or an aggregate of 37.5% of consolidated sales. As of March 31, 2008 and September 30, 2007, approximately 28.8% and 7% of accounts receivable were from trade transactions with the aforementioned customers.

25. Subsequent Events

(a) On April 21, 2008, Sinogas entered into an agreement with a group of Chinese investors who will contribute RMB124.76 million, equivalent to $17.87 million, for a 24.95% equity interest in Sinogas. The Company will retain a 75.05% interest. Through the strategic investment, Sinogas will operate as a joint venture and the registered capital will increase from $11,800,000 to $15,723,800. After reorganization, Qingdao Sinogas and its two subsidiaries (Yuhan and Jiaxing Lixun) will be engaged in the manufacture of customized pressure containers for different industries and alternative fuel switching kits for motor vehicles.

(b) In April 2008, Wuhan Sinoenergy Changfeng Gas Co., Ltd. (“Changfeng”) obtained the license in which Wuhan Sinoenergy had contributed RMB3,060,000, equivalent to $435,960, and acquired 51% of Changfeng.

(c) In April 2008, the minority shareholder of Jiaxing Lixun signed an equity transferring agreement with Sinogas, pursuant to which Sinogas will acquire another 30% of Lixun. After that, Sinogas and Holding will own 75% and 25%, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Overview

We design, manufacture and market a range of pressurized containers for Compressed Natural Gas ("CNG."). Although our initial business involved the manufacturing of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions (i) the manufacturing of CNG vehicle and gas station equipment, and (ii) the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems.

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

Commencing in 2006, we began to construct CNG stations and we intend to operate CNG stations. This aspect of our business is different from our other business since we will be operating CNG filling stations. The business of operating CNG stations requires a substantial capital investment, and we have raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. As discussed under “Liquidity and Capital Resources,” the indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to by price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in the other. At March 31, 2008, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $1.6 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline which is presently under construction and which is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined at a later date.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM and sale in the after market. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Jiaxing Lixun to 70%. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.  The business of manufacturing electronic parts for vehicle conversion kits as well as producing conversion kits is reported as a separate segment in the three and six months ended March 31, 2008 and 2007.

Our CNG vehicle and gas station equipment business include two product lines:

•	the manufacturing of equipment for CNG vehicles and gas stations and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our original business was the manufacturing and sale of nonstandard equipment and pressure containers operated by our Yuhan subsidiary, of which we had been a 55% equity owner. During the second half of 2006, we acquired an additional 35% equity interest and in turn became a 90% equity owner of Yuhan. In January 2008, we acquired the remaining 10%, and became a 100% owner of Yuhan.

Steel and steel tubing are major raw material used in manufacturing CNG facilities and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Accordingly from May 2007, we also began to purchase steel tubes from the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

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

Results of Operations

In the three months ended March 31, 2008, we had four business segments, and in the same period of 2007, we had three business segments. The fourth segment, the sale of CNG conversion kits, first generated revenue in the second quarter of calendar year 2007.

(i) Non-standard pressure container business:

Our non-standard equipment and pressure container business has been carried over from the predecessor since Sinogas was formed. It is a traditional chemical equipment manufacturing business with low profit margin. It includes design and manufacturing of various types of pressure containers:

•	in the petroleum and chemical industries
•	in the metallurgy and electricity generation industries
•	in the food and brewery industries
•	various types of non-standard containers

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Facilities and Construction”)

Our CNG station construction business represents:
(1) CNG vehicle and gas station equipment manufacturing and installation, which include the following products:

•	CNG trailer
•	CNG deposited system for gas station usage
•	CNG compressor skid
•	CNG dispenser (retail measurement system)

These services were provided by us for other companies that operate CNG stations.

(2) CNG station construction service business

It includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Because of our emergence into the CNG filling station business, we did not receive any CNG station construction service orders from the beginning of 2007. We anticipate that, at least in the near term, we will devote most, if not all, of our CNG construction business to the construction of our own CNG filling stations.

(iii) CNG station operation

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.

(iv) Vehicle fuel conversion equipment

We manufacture of CNG vehicle conversion kits and electronic control devices for alternative fuel.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following tables set forth information relating to our business segments for the three months ended March 31, 2008 and 2007 (dollars in thousands).

Three months ended March 31, 2008 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$1,822	$3,751	$282	$1,879	$7,734
Cost of revenues	1,053	1,592	179	1,187	4,011
Gross profit	769	2,159	103	692	3,723
Gross margin	42%	58%	37%	37%	48%
Operating expenses:
Selling expenses	$35	$21	$30	$52	$138
General and administrative expenses	50	591	8	318	967
Total operating expense	85	612	38	370	1,105
Income from operations	$684	$1,547	$65	$322	$2,618

Three months ended March 31, 2007 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Total

Net revenue	$783	$1,843	$-	$2,626
Cost of revenues	614	977	-	1,591
Gross profit	169	866	-	1,035
Gross margin	22%	47%		40%
Operating expenses:
Selling expenses	$5	$35	$-	$40
General and administrative expenses	80	236	266	582
Total operating expense	85	271	266	622
Income (loss) from operations	$84	$595	$(266)	$413

Net Revenue. Net revenue for three months ended March 31, 2008 (the “March 2008 quarter”) was approximately $7.7 million, a 195% increase from the net revenue of approximately $2.6 million for the three months ended March 31, 2007 (the “March 2007 quarter”). This increase results primarily from the sale of CNG station facilities, which generated revenue of $3.8 million, or 48.5 % of sales in the March 2008 quarter. In addition, the sales of vehicle conversion kits, the new segment which began contributing revenue in the second quarter of 2007, also contributed approximately $1.9 million or 24.3% of sales in the March 2008 quarter.

Cost of Revenue. The cost of revenue for the March 2008 quarter was approximately $4.0 million, compared with approximately $1.6 million in the same period of 2007.

•
Our gross margin for the CNG station facilities and construction segment increased to 58% in the March 2008 quarter from 47% in the March 2007 quarter. In March 2008, $1.34 million was generated from the processing of CNG truck trailers.

•	The conversion kit segment was developed in 2007, and generated 24.3 % of sales in the March 2008 quarter at a gross margin of 37%. There is no comparable segment in the March 2007 quarter.

•	Our CNG station operation began generating revenue from December 2007, and generated 3.65% of sales in the March 2008 quarter at a gross margin of 37%.

•
The gross margin of the non-standard pressure container segment in the March 2008 quarter is 42%. In the March 2008 quarter, we fulfilled, in addition to our traditional container orders, one new order as the manufacturer of equipment for a bio-diesel plant which generated a higher gross margin because of the specialized nature of the services we provided. Before 2007, when we only took traditional container orders, the gross margin of the segment was from 17% to 25%.

Operating Expenses. Operating expenses were approximately $1.1 million in the March 2008 quarter, an increase of $483,000, or 78%, from the March 2007 quarter. The increase in operating expenses primarily relates to $323,000 of selling, general and administrative expenses associated with the vehicle conversion kits segment in the March 2008 quarter. This segment commenced operations in April 2007, and, accordingly, there were no comparable expenses in the March 2007 quarter.

Income from Operations. Income from operations was approximately $2.6 million for the March 2008 quarter, compared with approximately $0.4 million in the same quarter of 2007 and resulted from the above mentioned reasons.

Other Income. Other income was $451,000 for the March 2008 quarter, and primarily relates to revenues generated from land rental.

Interest Expense. Our interest expense for the March 2008 quarter was approximately $860,000, an increase of $805,000 compared with $55,000 of March 2007 quarter. In the March 2008 quarter, we incurred interest costs of approximately $1,364,968 in connection with the $14 million PRC bank loan, the $16 million 12% guaranteed senior notes, and the $14 million 3% guaranteed convertible notes, including non-cash interest costs of  $756,000, of which approximately $505,123 was capitalized,. The un-capitalized portion was reflected as interest expense. While in the March 2007 quarter, the $55,000 interest expense was incurred in connection with the $1.3 million PRC bank loan.

Income Taxes. Both Sinogas and Yuhan entered the first year of the half income tax rate, namely 12.5%, and $165,140 of income tax was accrued in the March 2008 quarter.

Net Income. As a result of the foregoing, we had net income of $2.8 million, or $0.09 per share (basic) and $0.07 per share (diluted) for the March 2008 quarter; as compared with net income of $350,000 or $0.02 per share (basic) and $0.02 per share (diluted) for the same quarter of 2007.

Six months ended March 31, 2008 compared to six months ended March 31, 2007

Six months ended March 31, 2008 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$3,671	$8,389	$350	$4,131	$16,541
Cost of revenues	2,138	3,905	223	2,641	8,907
Gross profit	1,533	4,484	127	1,490	7,634
Gross margin	42%	53%	36%	36%	46%
Operating expenses:
Selling expenses	$93	$33	$37	$131	$294
General and administrative expenses	258	1,073	102	542	1,975
Total operating expense	351	1,106	139	673	2,269
Income	$1,182	$3,378	$(12)	$817	$5,365

Six months ended March 31, 2007 (unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Total

Net revenue	$1,896	$3,359	$-	$5,255
Cost of revenues	1,212	1,310	-	2,522
Gross profit	684	2,049	-	2,733
Gross margin	36%	61%		52%
Operating expenses:
Selling expenses	$30	$48	$-	$78
General and administrative expenses	365	522	360	1,247
Total operating expense	395	570	360	1,325
Income (loss) from operations	$289	$1,479	$(360)	$1,408

Net Revenue. Net revenue for the six months ended March 31, 2008 (the first half fiscal year 2008) was approximately $16.5 million, a 214.8% increase from the net revenue of approximately $5.3 million for the six months ended March 31, 2007 (the first half fiscal year 2007). This increase resulted primarily from the vehicle conversion kit business, which generated revenue of $4.1 million, or 25% of sales in the first half fiscal year 2008; and the revenue generated from CNG station operation of $350,000, or 2.1% of the sales in the first half fiscal year 2008.

Cost of Revenue. The cost of revenue for the first half fiscal year 2008 was approximately $8.9 million compared with $2.5 million in the same period of 2007, representing a 253% increase. The overall cost of sales increase is primarily the result of the following factors:

•	The non-standard pressure container business and CNG station facilities and construction business: In the first half fiscal year 2008, the cost of sales increased with the increase of revenue.

•	The vehicle conversion kits business incurred $2.6 million or 30% of the total cost of sales in the first fiscal half year 2008, while there was no comparable amount in the same period of 2007.

Operating Expenses. Operating expenses were approximately $2.3 million in the first half fiscal year 2008, an increase of $1.3 million, or 77%, compared with the same period of 2007. The increase in operating expenses primarily relates to the following factors:

•
$626,000 of selling, general and administrative expenses associated with the vehicle conversion kits segment in the first half fiscal year 2008. This segment commenced operations in April 2007, and, accordingly, there was no comparable expense in the same period of 2007.

•	$194,294 of general and administrative expenses associated with the stock options granted and the amortization of the note issued.

•	$446,000 increase in selling, general and administrative expenses associated with the CNG station facilities and construction with the increase of revenue.

Income from Operations. Income from operations was approximately $5.4 million for the first half fiscal year 2008, compared with approximately $1.4 million in the same period of 2007 and resulted from the above mentioned factors.

Other Income. Other income was approximately $15,000 for the first half fiscal year 2008, and primarily relates to revenues generated from land rental.

Interest Expense. In the first half fiscal year 2008, interest expense was approximately $1,420,000. In the first half fiscal year 2008, we incurred interest cost of approximately $2,212,023 in connection with the $14 million PRC bank loan, the $16 million 12% guaranteed senior notes, and the $14 million 3% guaranteed convertible notes, including non-cash interest costs of  $756,000 of which approximately $792,023 was capitalized. The un-capitalized portion is reflected as interest expense.

Income Taxes. The income tax expense for the six months ended March 31, 2008 includes the income tax accrued by Sinogas and Yuhan at the income tax rate of 12.5%. As Sinogas, Yuhan, and Wuhan Sinoenergy had each received an exemption from corporate income tax in the beginning of 2007, there is no income tax accrued in the first half fiscal year 2007.

Net Income. As a result of the foregoing, we had net income of $5.2 million, or $0.16 per share (basic) and $0.14 per share (diluted), for the first fiscal half year 2008; as compared with net income of $1.5 million, or $0.06 per share (basic) and $0.06 per share (diluted) for the first half fiscal year 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash of approximately $4,203,000, an increase of approximately $881,000 from September 30, 2007. At March 31, 2008, we had working capital of approximately $1.2 million and stockholders’ equity of approximately $41.8 million, compared with a working capital of approximately $24.7 million and stockholders’ equity of approximately $32.7 million at September 30, 2007.

For the first half fiscal year 2008, we generated cash flow of approximately $30 million from our operations, and we used approximately $33 million for investments, consisting of payments of approximately $24.6 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $9 million to purchase a portion of the minority interest in some of our subsidiaries.

We believe that our working capital, together with cash flow generated from our operations, will provide us with the funds necessary to continue to develop our business, which, because of efforts to develop the CNG station business, is very cash intensive. We will continue to incur capital expenditures for this business segment in the future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

Our agreement relating to the issuance of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes have covenants which could impair our ability to raise additional funds if we require the funds either to develop or expand our present businesses, primarily the CNG station business, or to make acquisitions. These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 for the first year and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 for the first year and 3.75 to 1.00 if the debt is incurred thereafter, provided, that certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 for the first year and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts and other receivables, the valuation and costing of inventory, depreciation of property, plant and equipment, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates.

Inventories are comprised of raw materials, work in process, finished goods and low value consumable articles and are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale as well as license fees payable to Beijing Sanhuan. Inventory costs do not exceed net realizable value.

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

Intangible assets are reviewed at least annually for impairment, or more frequently if we have reason to believe that there is impairment. Intangible assets are tested by comparing net book value of the asset to fair value. Our assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

Revenue Recognition – We recognize product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, and simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

Foreign Currency Transactions –Our functional currency is Renminbi (“RMB”), which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

The government of the PRC imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

Stock-Based Compensation – We grant stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rune 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report. Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify accounting and disclosure issues, calculate accounting entries, and prepare financial statements and footnotes in accordance with U.S. GAAP. We, addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors. We expects resolution of these matters may take several months. Based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: May 20, 2008	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ Qiong (Laby) Wu
Dated: May 20, 2008	Qiong (Laby) Wu, Chief Financial Officer