Form 10QSB
period 2008-06-30
Sinoenergy CORP
filed 2008-08-14
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2008

Commission File Number: 1-34131

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2008, the Registrant had 15,709,033 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	June 30, 2008	September 30,2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,021	$3,322
Restricted cash		1,225
Accounts receivable, net	19,920	5,827
Other receivables	11,939	3,754
Due from related parties	42	501
Note subscription receivable (received October 2007)		29,840
Deposits and prepayments	4,394	2,795
Deferred expenses	169	58
Inventories	5,436	2,901
TOTAL CURRENT ASSETS	58,921	50,223
LONG TERM ASSETS
Long-term investments	3,187	1,592
Property, plant and equipment, net	24,995	8,388
Intangible assets, net	30,882	18,531
Other long-term assets	7,759	9, 603
Goodwill	1,351	729
TOTAL ASSETS	$127,095	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	$11,663	$14,843
Accounts payable	5,847	3,166
Notes payable		799
Other payables	7,710	1,502
Payable to investors in subsidary	14,590
Due to related parties	2,193	3,679
Accrued expenses	423	395
Accrued interest payable	1,341
Advances from customers	2,722	1,035
Estimated liquidated damages payable under registration rights agreement	653	—
Income taxes payable	690	119
TOTAL CURRENT LIABILITIES	47,832	25,538
LONG-TERM LIABILITIES
12% senior notes, net of discount of $321 at June 30, 2008 and $378 at September 30, 2007	15,679	15,622
3% senior convertible notes, net of discount of $3,324 at June 30, 2008 and $177 at September 30, 2007	11,053	13,823
TOTAL LIABILITIES	74,564	54,983
Minority interest	1,552	1,363
Commitments
STOCKHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,709,033 shares at June 30, 2008 and September 30, 2007	16	16
Additional paid-in capital	25,941	22,015
Capital surplus	20	20
Statutory surplus reserve fund	1,140	1,140
Retained earnings	17,395	8,217
Accumulated other comprehensive income	6, 467	1,312
Total stockholders’ equity	50,979	32,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,095	$89,066

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2008	2007

NET REVENUE	$10,204	$6,181

COST OF REVENUE	(6,283)	(2,972)

GROSS PROFIT	3,921	3,209

OPERATING EXPENSES
Selling expenses	246	65
General and administrative expenses	988	928

TOTAL OPERATING EXPENSES	1,234	993

INCOME FROM OPERATIONS	2,687	2,216

OTHER INCOME (EXPENSE)
Rental income, net of land right amortization of $60	1,318	—
Gain on sale of investment	1,737	—
Loss from non-consolidated affiliates	(6)	—
Other, net	(297)	—
Interest expense, net of capitalized interest of $542 in 2008	(217)	(123)
Estimated liquidated damages payable under registration rights agreement	(513)	—
OTHER INCOME (EXPENSE), NET	2,022	(123)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4,709	2,093
Provision for income taxes	(677)	(44)
INCOME BEFORE MINORITY INTEREST	4,032	2,049
Minority interest	(16)	(103)
NET INCOME	$4,016	$1,946
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,422	177
COMPREHENSIVE INCOME	$5,438	$2,123
Net Income Per Common Share
Basic	$0.26	$0.14
Diluted	$0.24	$0.13
Weighted Average Common Shares Outstanding
Basic	15,709	13,890
Diluted	19,619	14,579

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
 (In thousands, except per share data)

	Nine Months Ended June 30,
	2008	2007

NET REVENUE	$26,745	$11,436

COST OF REVENUE	(15,190)	(5,494)

GROSS PROFIT	11,555	5,942

OPERATING EXPENSES
Selling expenses	540	143
General and administrative expenses	2,963	2,175

TOTAL OPERATING EXPENSES	3,503	2,318

INCOME FROM OPERATIONS	8,052	3,624

OTHER INCOME (EXPENSE)
Rental income, net of land right amortization of $118	2,503
Gain on sale of investment	1,737
Earnings from non-consolidated affiliates	97
Other, net	(150)	35
Interest expense, net of capitalized interest of $1,334 in 2008	(1,497)	(241)
Estimated liquidated damages payable under registration rights agreement	(653)
OTHER INCOME (EXPENSE), NET	2,037	(206)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	10,089	3,418
Provision (benefit) Income taxes	(722)	65
INCOME BEFORE MINORITY INTEREST	9, 367	3,483
Minority interest	(189)	(71)
NET INCOME	9,178	3,412
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	5,155	374
COMPREHENSIVE INCOME	$14,333	$3,786
Net Income Per Common Share
Basic	$0.58	$0.34
Diluted	$0.54	$0.26
Weighted Average Common Shares Outstanding
Basic	15,709	9,981
Diluted	16,950	13,261

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands)
.
	Number of Common Shares Issued	Par Value Common Stock	Additional Paid-in Capital	Statutory Surplus Reserve Fund	Accumulated Other Comprehensive Income	Retained Earnings	Capital Surplus	Total Stock- holder’s Equity
Balance, September 30, 2007	15,709	$16	$22,015	$1,140	$1,312	$8,217	$20	$32,720
Warrants issued for services			64					64
Stock options issued			310					310
Adjustment to record reduction in conversion price of 3% senior convertible notes			3,361					3,361
Capital contribution			191					191
Net income for the period						9,178		9,178
Comprehensive income					5,155			5,155
Balance, June 30, 2008	15,709	$16	$25,941	$1,140	$6,467	$17,395	$20	$50,979
.
The accompanying notes are an integral part of these financial statements.

 Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,178	$3,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment	(1,737)
Warrants issued for services	64	67
Stock options granted	310	345
Amortization of note discount	270	—
Non-cash portion of interest expense	1,719	—
Earnings from non-consolidated affiliates	(97)
Minority interest	189	72
Depreciation	492	348
Amortization of intangible assets	1,538	197
Provision for (recovery of) doubtful accounts	(1)	83
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(13,954)	(1,094)
Other receivables, deposits and prepayments	(9,574)	(1,418)
Inventories	(2,535)	(395)
Increase (decrease) in -
Accounts payable	1,882	848
Accrued expenses	28	55
Deferred expenses		(13)
Advances from customers	1,687	2,277
Other payables	4,915	(538)
Estimated liquidated damages payable under registration rights agreement	653	—
Income taxes payable	571	28

Net cash provided by (used in) operating activities	(4,402)	4,274

CASH FLOWS FROM INVESTING ACTIVITES
Payable to investors in subsidiary	14,590
Purchase of property, plant and equipment	(15,255)	(5,468)
Purchase of land use right	(13,889)	(6,718)
Purchase of minority interest in subsidiaries	(1,595)	(2,684)
Net proceeds related to investment activities	1,210	—

Net cash used in investing activities	(14,939)	(14,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	29,840	—
Proceeds from bank loan	—	1,342
Cash received from exercise of warrants	—	11,725
Payments on bank loan	(3,180)	—

Net cash provided by financing activities	26,660	13,067

Effect on cash of changes in exchange rate	5,155	206

Net increase in cash	12,474	2,677
Cash at beginning of period	4,547	1,627

Cash at end of period	$17,021	$4,304
Supplemental disclosure of cash flow information:
Interest paid	$1,322	$242
Income taxes paid	$172	$(858)

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008 and 2007

1.	The Company

(a) Recapitalization Transaction
Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). The Company’s corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, the Company entered into the following agreements:

·
An agreement with Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation, and its stockholders, pursuant to which the Company issued 7,107,693 shares of common stock to the former stockholders of Sinoenergy Holding. Sinoenergy Holding owns all of the registered capital of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly owned foreign enterprise (“WOFE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of Sinoenergy and the business of Sinogas became the business of Sinoenergy.

·
An agreement with Sinoenergy’s principal stockholders, who were the former principal stockholders of Franklyn before the reverse acquisition, pursuant to which the Company purchased 1,652,500 shares of common stock for $213,525, using the proceeds of the financing as described below.

·
In connection with the acquisition of Sinoenergy Holding, the Company entered into a securities purchase agreement, as amended on July 6, 2006, and the Company issued and sold, for $3,700,000, 6% convertible notes in the principal amount of $3,700,000, 195,044 shares of common stock, and warrants to purchase 3,171,429 shares of common stock at $1.70 per share, 3,171,429 shares of common stock at $2.40 per share and 3,171,429 shares of common stock at $3.50 per share. The conversion price of the notes and the exercise price of the warrants were subject to adjustment. The $3.50 warrants expired unexercised on December 31, 2006. The convertible notes were automatically converted into 2,846,154 shares of Series A preferred stock on September 28, 2006 when the Company amended its articles of incorporation and filed a certificate of designation for the Series A preferred stock. Each share of Series A preferred stock was convertible into one share of common stock. At September 30, 2007, the shares of Series A preferred stock had been converted into 2,846,154 shares of common stock.

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

(b) Issuance of Senior Notes and Senior Convertible Notes

On September 28, 2007, pursuant to a note purchase agreement (the “Note Purchase Agreement”) dated September 1, 2007, among the Company and Abax Lotus Ltd. and CCIP Petrol Limited, the investors purchased the Company’s 12% Guaranteed Senior Notes due 2012 in the principal amount of $16,000,000 and 3.0% Guaranteed Senior Convertible Notes due 2012 in the principal amount of $14,000,000. On October 8, 2007, the Company received the net proceeds from the sale of the notes in the amount of $29,840,000. This amount was shown as note subscription receivable on the balance sheet at September 30, 2007. See Note 16 for additional information with respect to these financing transactions.

(c) Reverse Split

The Company amended its articles of incorporation on June 17, 2008 by a certificate of change. The certificate of change effected a one-for-two reverse split on the common stock and reduced the Company’s authorized shares from 100,000,000 shares of common stock to 50,000,000 shares without changing the par value. This reverse stock split became effective on July 9, 2008. All share and per share information in these financial statements retroactively reflects the reverse split for all periods presented.

(d) Change of Fiscal Year

The Company changed its fiscal year end to September 30. The Company has filed a Form 10-KSB for the transitional period from January 1, 2007 to September 30, 2007. The fiscal year ending September 30, 2008 will be the Company’s first full fiscal year ending on September 30.

(e) Subsidiaries of the Company

Company	Ownership %	Fiscal Year Acquired	Accounting method	Business activities
Sinogas	100%	1994	Consolidated	Production of Compressed Natural Gas facilities, technical consulting in CNG construction, manufacturing of CNG vehicle conversion kit
Yuhan	100%	2005	Consolidated	Manufacturing of customized pressure containers
Wuhan Sinoenergy	90%	2006	Consolidated	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Pingdingshan Sinoenergy	90%	2006	Consolidated	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jiaxing Lixun	100%	2007	Consolidated	Design and manufacturing of electric control devices for alternative fuel
Hubei Gather	55%	2007	Consolidated	Construction and operating of natural gas processing plants
Xuancheng Sinoenergy	100%	2007	Consolidated	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jingrun	100%	2007	Consolidated	Design and manufacturing of petroleum refinery equipment and petroleum machinery
Qingdao Sinoenergy	100%	2007	Consolidated	Manufacturing and installation of general machinery equipment
Anhui Gather	45%	2007	Equity	Construction and operating of natural gas processing plants

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

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually unless circumstances or events indicate an impairment test is required. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Jiaxing Lixun and Xuancheng Sinoenergy, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008 and September 30, 2007, the Company did not have any cash equivalents.

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

Inventories

Inventories are comprised of raw materials, work in process, finished goods and low value consumable articles. Amounts are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Long-Term Investments

Investments in entities in which the Company owns more than 20% but less than 50% of the equity and does not have the ability to control, but has the ability to exert significant influence, are accounted for using the equity method, resulting in the recognition of gain or loss with respect to the operations of such entities based on the Company’s equity interest during the respective period.

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

The gain or loss on disposal of property, plant and equipment is the difference between the proceeds from disposition and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

Intangible Assets

Intangible assets, representing patents, technical know-how, and acquired and land use rights, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets which range from 10 to 50 years.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use right for the land on which the Sinogas, Xuancheng, Jingrun, and Qingdao Sinoenergy facilities are located is recorded as an intangible asset.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”), impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

Capitalization of Interest

The Company capitalizes interest cost incurred during the period required to complete the asset. The interest rate for capitalization is based on the rates on the Company’s outstanding borrowings. A weighted average interest rate is used to determine the amount of interest to capitalize.

The Company capitalized $542,847 and $1,334,847 of interest during the three months and nine months ended June 30, 2008, respectively. Interest capitalized is recorded as an increase to construction in progress. The Company did not capitalize any interest during the three months or nine months ended June 30, 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Value added tax (“VAT”) is collected from customers by the Company on behalf of the PRC tax authorities and is not recorded as income or expense in the consolidated statements of operations.

Warranty Reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  Based on experience and industry practice, the Company has established a warranty reserve rate of 0.2 % of gross sales. The Company periodically reviews this rate and revises it as necessary.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign Currency Translations

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

For certain financial instruments, including cash, accounts receivable, related party and other receivables, accounts payable, other payables and accrued expenses, it has been assumed that the carrying amounts approximate fair value because of the short- term maturities of such obligations.

Minority Interest

Minority interest refers to the percentage of a consolidated subsidiary, which is not wholly-owned by the Company. The Company records the minority interest portion of any related profits and losses in consolidation.

Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The Company utilizes the Black-Scholes option pricing model to determine fair value. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

The Company maintains its cash accounts with major banks in China, which do not provide deposit insurance.

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

The calculation of diluted weighted average common shares outstanding for the three months and nine months ended June 30, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods, and is applied to options and warrants using the treasury stock method to determine if they are dilutive. The common stock issuable upon conversion of the convertible preferred stock and convertible notes payable is included on an “as if converted” basis when the preferred stock and convertible notes are dilutive. For the nine months ended June 30, 2008, 2,735 shares issuable pursuant to convertible notes payable were excluded from the fully diluted calculation as they were anti-dilutive for that period .

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Net income per share - basic	$4,016	15,709	$0.26	$1,946	13,890	$0.14
Effect of dilutive securities:
Convertible notes payable	635	2,735		—	—
Options and warrants		1,175		—	572
Convertible preferred stock					117
Net income per share - diluted	$4,651	19,619	$0.24	$1,946	14,579	$0.13

	Nine Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Net income per share - basic	$9,178	15,709	$0.58	$3,412	9,981	$0.34
Effect of dilutive securities
Convertible notes payable	—	—		—	—
Options and warrants		1,241		—	1,441
Convertible preferred stock					1,839
Net income per share - diluted	$9,178	16,950	$0.54	$3,412	13,261	$0.26

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation gain of $1,422,,000 and $177,000 for the three months ended June 30, 2008 and 2007, respectively, and $5,155,,000 and $374,000 for the nine months ended June 30, 2008 and 2007, respectively. This foreign currency translation gain has been recorded as a separate component of stockholders’ equity.

Reclassification

Certain amounts have been reclassified from their presentation in 2007 to conform to the current year’s presentation. Such reclassification did not have any effect on total assets, total liabilities, income from operations or net income.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after September 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

3. Account Receivables and Allowance for Doubtful Receivables

Details of the allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	June 30, 2008(Unaudited)	September 30, 2007

Accounts receivable	$20,098	$6,105
Notes receivable-bank acceptance	130	—
Less: allowance for doubtful accounts	(308)	(278)

Balance	$19,920	$5,827

4. Other Receivables and Allowance for Doubtful Receivables

Details of the allowance for doubtful receivables deducted from other receivables are as follows (dollars in thousands):

	June 30, 2008 (Unaudited)	September 30, 2007

Other receivables	$11,954	$3,800
Less: allowance for doubtful accounts	(15)	(46)

Balance	$11,939	$3,754

Other receivables from third parties at June 30 2008 include $1,507,420 due from Shanghai CNPC for a short term unsecured loan; $218,678 due from Beijing Boken Compressor for a short term unsecured loan; a $1,179,323 deposit for CNG transportation vehicle rental; and $7,642,758 due from Greka for the sales of HK Power, which is received on July 4, 2008.

The balance at September 30, 2007 also includes a $1,946,530 unsecured loan to Qingdao Jingrun General Machinery Company (“Jingrun”), which was repaid on November 29, 2007, and $532,566 due from CNPC Xingxing Energy for an unsecured loan.

5. Due from related parties

	June 30, 2008 (Unaudited)	September 30, 2007
Accounts receivable		$169
Other receivables	$42	$332

Balance	$42	$501

The balance of accounts receivable as of September 30, 2007 includes receivables from Kangtai, the minority shareholder of Yuhan, for sales made by Kangtai on behalf Yuhan in the amount of $169,030.

The balance of other receivables as of September 30, 2007 includes $186,431 from an unsecured loan due from Kangtai, the minority shareholder of Yuhan, and $145,595 rental fee receivable from Kangtai.

6. Deposits and Prepayments

The balance at June 30, 2008, primarily represents prepayments of $2,508,205 to suppliers for purchases of raw material for CNG truck trailer manufacturing; $324,411 for the CNG construction; and a $597,720 deposit for CNG transportation vehicle rental.

The balance at September 30, 2007, primarily represents prepayments of $2,795,000 to raw material suppliers and service providers for routine manufacturing and CNG station operations.

7. Other Long-Term Assets

The balance at June 30, 2008 represents prepayments for long-lived assets. The balance mainly consists of the following prepayments:

(a)	$3,081,046 for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets;
(b)	$2,801,306 for land rental for CNG station building and operation;
(c)	$750,000 to Hong Kong China New Energy Development Investment Co. Ltd. as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec.

The balance at September 30, 2007 represents prepayments for long-lived assets. The balance mainly consists of the following prepayments:

(a)	$3,962,701 for CNG station equipment;
(b)	$4,087,175 for acquisition 100% of the equity of Jingrun;
(c)	$750,000 to Hong Kong China New Energy Development Investment Co. Ltd. as an advance for the purchase of 400 million cubic meters natural gas quota from Sinopec;
(d)	$732,278 to Shanghai CNPC Enterprises for 70% equity purchase of Xuancheng Sinoenergy Vehicle Gas Company;
(e)	$66,570 to Mr.Fuqing Zhu for his five year consulting service agreement with the Company from April 2007 to April 2012.

8. Inventories

 Inventories at June 30, 2008 and September 30, 2007 are summarized as follows (dollars in thousands):

	June 30, 2008 (Unaudited)	September 30, 2007

Raw materials	$2,718	$1,936
Work in progress	1,819	538
Finished goods	894	426
Low value consumables	5	1

Total	$5,436	$2,901

9. Long-Term Investments

Anhui Gather

Anhui Gather was incorporated on March 23, 2007, with Hong Kong China New Energy Development Investment Co. Ltd. owning a 55% equity interest and Tianjin Green Fuel (“Green Fuel”) owning a 45% equity interest. On July 4, 2007, the Company purchased a 45% equity interest in Anhui Gather from Green Fuel for $2,750,000, of which $844,330 was to be paid to Green Fuel for capital paid and its costs incurred in obtaining the right to receive 200 million cubic meters of natural gas from Sinopec, and $1,905,670 to be paid to Anhui Gather as a capital contribution. As of June 30, 2008, the Company has paid $844,330 to Green Fuel and contributed $439,097 in paid-in capital to Anhui Gather, for a total of $1,283,427, and has recorded an investment loss of $40,419 under the equity method for the 9-month ended June 30, 2008. As of June 30, 2008, Anhui Gather is in the development stage and has not yet commenced operations.

Hong Kong Giant Power International Investment Ltd.

Hong Kong Giant Power International Investment Ltd is a holding company, that, through its four subsidiaries, specializes in investing in CNG in China. On January 24, 2008, the Company acquired all of the equity of Hong Kong Giant Power International Investment Ltd. (“HK Power”) from its shareholders, who were unrelated to the Company. The acquisition cost was RMB64 million (equivalent to $8,865,713 at the date of acquisition ) in cash,. In June 2008, the Company signed an equity transfer agreement with an unrelated party to sell its 100% equity interest in HK Power for $10.68 million, which the Company received the first payment on June 24, 2008 and the second payment on July 4, 2008 respectively. The Company recorded a gain of $1,737,955 on the sale of its interest, which the Company recorded as a line item in other income (expense) in the statement of operations.

Sinogas

On April 24, 2008, Sinogas entered into an agreement with five investors pursuant to which the investors agreed to invest RMB 116,760,000 (approximately $16,819,360) in Sinogas to increase its registered capital. As a result of the transaction, the Company, through Sinoenergy Holding, will own a 75.05% equity interest in Sinogas, Jiaxing Li Ou will own a 3.95% equity interest in Sinogas, and the investors will own a 21% equity interest in Sinogas. The sale of the equity interest contemplated by the agreement is subject to government approval, which is currently pending.

The Company has received $14,590,000 from the investors in anticipation of government approval. In the event that the government approval is not obtained, the Company will be required to refund the payment to the investors. As a result, this payment to the investors is reflected as “Payable to investors in subsidiary” on the balance sheet. Upon receipt of government approval, this transaction will be accounted for as sale of the subsidiary’s shares and a minority interest, the Company will calculate the gain or loss on sale of the shares when the final approval is received based on operations of the subsidiary to the date of the approval.

The dollar equivalents of the payments designated in RMB are based on the currency exchange rate of RMB7.00 per US$1.00, which was the exchange rate on April 14, 2008. Since the payments are made in RMB, the value in United States dollars is provided for information purposes only.

10. Property, Plant and Equipment

As of June 30, 2008 and September 30, 2007, property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2008 (Unaudited)	September 30, 2007
Cost
Buildings and facility	$4,269	$3,173
Machinery equipment	4,642	1,501
Motor vehicles	821	621
Office equipment and other	287	180
Construction in process	16,470	3,879
Total	26,489	9,354

Accumulated depreciation	(1,494)	(966)

Net Book Value	$24,995	$8,388

11. Intangible Assets

As of June 30, 2008 and September 30, 2007, intangible assets consist of the following (dollars in thousands):

	June 30, 2008 (Unaudited)	September 30, 2007
Cost
Patent and technology know-how	$379	$350
Land use rights	32,716	18,856
Total	33,095	19,206

Accumulated amortization	(2,213)	(675)

Net Book value	$30,882	$18,531

Patents and technology know-how is being amortized over 10 years through September 2014. Included in the cost of patent and technology know-how is $91,000, which represents the technical know-how purchased, while $226,000 represents the technical know-how contributed from Kangtai (minority shareholder) when Yuhan was incorporated. An additional $42,000 represents the patent and know-how of Jiaxing Lixun.

The land use right represents four parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy and Jiaxing Lixun. The land use rights are being amortized over the following periods for which they are transferable and renewable:

Owner	Cost	Term
Land use right owned by Sinogas	$20,647	50 years from May 2007
Land use right owned by Jingrun	5,198	50 years from December 2007
Land use right owned by Xuancheng Sinoenergy	948	50 years from June 2008
Land use right owned by Qingdao Sinoenergy	5,557	(1)
Land use right owned by Jiaxing Lixun	366	50 years from June 2008
Total	$32,716

(1) These land use rights have not yet been transferred to the Company. The Company has applied to the applicable government agency and is awaiting government approval. The transfer will be made upon receipt of government approval. The Company believes that the approvals will be obtained.

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, the predecessor shareholder of Sinogas, for a price of RMB160 million, equivalent to US$22.80 million based on the current exchange rate. The land is being amortized from May 2007 over a 50-year term. On March 1, 2008, Sinogas entered into a land lease agreement with Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an unrelated party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, for a price of RMB40 million per year, equivalent to approximately $5.7 million per year based on the current exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease.

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.5 million based on the current exchange rate). The cost of the land use right paid by the Company was approximately RMB35 million ($4.99 million based on the current exchange rate.) The land is being amortized from the beginning of calendar year 2008 over a 50-year term.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group at a price of RMB6.5 million ($926,058 based on the current exchange rate). The Company has paid the purchase price, and obtained the title deed for the land.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress,  for approximately RMB43 million. The cost of the land use right paid by the Company was approximately RMB30 million ($4.31 million based on the current exchange rate.) The land is being amortized from the beginning of calendar year 2008 over a 50-year term.

In June 2008, Jiaxing Lixun acquired new land for $366,000, which will be used for construction of a new plant.

12. Goodwill

The amount of goodwill in the consolidated financial statements at June 30, 2008 and September 30, 2007 is as follows (dollars in thousands):

Transactions	June 30, 2008 (Unaudited)	September 30, 2007

Purchase of an additional 35% interest in Yuhan	$676	$676
Purchase of 90% equity in Jiaxing Lixun	646	53
Purchase of a 70% equity in Xuancheng Sinoenergy	29	—

Total	$1,351	$729

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. The agreement, as amended, gave the company the right to buy the remaining 10% interest in Yuhan during the first six months of 2008 for approximately $640,000. The consolidated balance sheet reflects goodwill of $676,000, which represents the excess of the purchase price for 35% of Yuhan’s equity over 35% of Yuhan’s tangible assets at date of acquisition. In January 2008, the Company paid the remainder of the purchase price and now owns 100% of Yuhan. As of June 30, 2008, the Company’s financial statements reflect a 100% ownership of Yuhan.

In March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its shareholders, for a total cash payment of $310,310. The consolidated balance sheet at September 30, 2007 reflects goodwill of $52,385, which represents the excess of the purchase price over the tangible assets of Lixun at the date of acquisition. In July 2007, the shareholders provided a further contribution to capital of $700,000 which increased the Company’s interest to 70%. In May 2008, the Company purchased the remaining 30% interest with a total cash payment of $1,144,852, including goodwill of $593,047. As of June 30, 2008, the company’s financial statements reflect a 100% ownership of Lixun

Xuancheng Sinoenergy was established on March 26, 2007. Upon incorporation, Shanghai CNPC owned a 70% interest and Sinogas owned a 30% interest. On November 6, 2007, the Company purchased the 70% equity interest owned by Shanghai CNPC for $958,000. The consolidated balance sheet as of June 30, 2008 reflects goodwill of $28,614, which represents the excess of the purchase price over the tangible assets of Xuancheng at the date of acquisition.

The Company monitors the impairment of goodwill on a continuous basis. As of June 30, 2008, there were no indications that the carrying amount of the goodwill was impaired.

13. Short Term Bank Loans

The following table summarizes the contracted short-term borrowings between the banks and the Company as of June 30, 2008 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Maturity date	Annual Interest Rate	Amount
Bank of Communication	Working Capital	14-Aug-2007	14-Aug-2008	7.29%	5,831
Bank of Communication	Working Capital	9-Sep-2007	9-Sep-2008	7.29%	5,832
Total					$11,663

The following table summarizes the contracted short-term borrowings between the banks and the Company as of September 30, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Maturity date	Annual Interest Rate	Amount
Shenzhen Development Bank	Working Capital	27-Nov -2006	27-Nov -2007	5.58%	$863
CITIC Bank	Working Capital	29-March-2007	29-March-2008	7.02%	666
Bank of Communication	Working Capital	30-April-2007	30-April-2008	6.39%	2,662
Bank of Communication		14-Aug-2007	14-Aug-2008	7.29%	5,326
Bank of Communication	Working Capital	9-Sep-2007	9-Sep-2008	7.29%	5,326
Total					$14,843

The Company repaid the short term bank loans as scheduled.

14. Other Payables

Other payables to third parties at June 30, 2008 primarily consist of (i) $1,364,656 payable for the acquisition of QingDao Shan Yang Tai; (ii) $1,494,777 payable for the acquisition of HK Power; (iii) $1,314,090 for an unsecured loan payable to Hubei Yinghua; and (iv) $867,416 of taxes payable.

Other payables to third parties at September 30, 2007 primarily consist of $145,500 payable for professional fees, and $928,166 payable for value added tax, business tax and other surtaxes.

15. Due to related parties

Other payables to related parties at June 30, 2008 primarily consist of $2,167,535 payable to Beijing Sanhuan for the balance of the purchase price of the land use right; and $3,717 payable to Kangtai for the unsecured loan.

Other payables to related parties at September 30, 2007 includes $3,235,671 payable to Beijing Sanhuan for the balance of the purchase price of the land use right; $310,664 payable to Kangtai for the unpaid portion of the 35% acquisition of the equity of Yuhan by the Company; $44,895 payable to Xuancheng Sinoenergy for an unsecured loan; $67,000 payable for a know-how fee payable to Beijing Sanhuan; $1,331 payable due to Mr. Guiqiang Shi, a stockholder of Kangtai; and $19,128 due to Mr. Tanzhou Deng, the chairman of the Company.

16. Advances from Customers

Advances from customers at June 30, 2008 and September 30, 2007 consist primarily of advances received for future sales.

17. Income Taxes Payable

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

No provision for United States or other overseas tax is made as Sinoenergy Corporation and Sinoenergy Holding Limited are both investment holding companies, and have no taxable income in the United States or the British Virgin Islands for the three months and nine months ended June 30, 2008 and 2007.

The reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is as follows:

	Three months ended June	Three months ended June
	30, 2008	30, 2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday granted to the subsidiaries in PRC	(20)%	(33)%
Effective tax rate	5%	—%

	Nine months ended June	Nine months ended June
	30, 2008	30, 2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday granted to the subsidiaries in PRC	(20)%	(33)%
Effective tax rate	5%	—%

In accordance with the relevant tax laws and regulations of PRC, the corporation statutory income tax rate is 25%. However, the Company’s subsidiaries have been granted has exemption’s from all or part of the corporate income tax for various periods. The pro forma effect of this exemption is as follows:

	Nine months ended June 30, 2008	Three months ended June 30 , 2008	Nine months ended June 30, 2007	Three months ended June 30 , 2007

Statutory income tax rate	25%	25%	25%	25%

Estimated exempted income tax rate	5%	5%	5%	5%

Income tax exemption	$2,092	$1,016	$684	$419

Tax effect derived from exemption (per share)	$0.07	$0.03	$0.02	$0.01

18. Long Term Notes Payable

On September 1, 2007, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which two investors agreed to purchase the Company’s 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000. The convertible notes were initially convertible into common stock at an initial conversion price of $6.34 per share, which represents a 25% premium of the 30 trading days volume weighted average price ending August 31, 2007. The conversion price has been reduced to $5.125 as described below.

The closing pursuant to the Note Purchase Agreement occurred on September 28, 2007, and the Company received the net proceeds from the financing on October 8, 2007. In addition, the Company’s chief executive officer and its chairman, both of whom are directors, executed non-competition agreements with the Company.

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

The holders of the Notes have the right to convert their Notes into common stock at a conversion price of $6.34 per share, subject to adjustment. In June 2008, as a result of the provisions of the indenture that provided for an adjustment in the conversion price based on the market price as of March 23, 2008 and pursuant to a supplemental indenture dated as of June 23, 2008, the conversion price was reduced to $2.5625, which is subject to adjustment. The provisions for adjustment in the conversion price include adjustments for the following.

•	A stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders;

•
A sale of common stock at a price, or the issuance of options, warrants or other convertible securities with an exercise or conversion price, which is less than the conversion price at the time, subject to limitations provided in the investor rights agreement; and

•
An adjustment based on the volume weighted average price of the common stock on September 28, and March 28, of each year during the term of the notes, commencing March 28, 2008, such that if the volume weighted average price of the common stock for the 15 trading days preceding the applicable September 28 or March 28 is made is less than the conversion price then in effect, then the conversion price is reduced to the greater of the volume weighted average price or $4.20 per share; and

•
An adjustment based on the Company’s failure to have consolidated net income, as defined in the indenture, of $7.5 million for 2007, $14.0 million for 2008 and $22.5 million for 2009, or the equivalent in RMB. The investors have waived the right to any adjustment based on 2007 net income.

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

The conversion price is determined by dividing $100,000 by the conversion rate. The initial conversion rate is 15,773 shares of common stock for each $100,000 principal amount of convertible notes.

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

The investors have waived the right to an adjustment in the conversion rate for 2007. The following table sets forth a computation of the resulting conversion price if (a) the target levels are not met for both 2008 and 2009, (b) the number of fully diluted shares of common stock (other than shares issuable upon conversion of the convertible notes) through the end of 2009, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price.

	Conversion Rate	Conversion Price	Conversion Rate	Conversion Price
Year	Beginning of Year*	Beginning of Year	As Adjusted	As Adjusted
2008	19,512	5.125	23,814	4.199
2009	23,814	4.199	28,245	3.540

* The conversion rate at the beginning of the year has been adjusted to reflect the adjustment made pursuant to the indenture as supplemented by a supplemental indenture dated as of June 23, 2008.

 If the Company’s common stock is not listed on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008, the Company is required to pay by September 28, 2008, an additional payment on each convertible note in the amount of 3.3% of the principal amount of such note. The Company has complied with this requirement.

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

•
The Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.The Company was in compliance with such debt covenants at June 30, 2008.

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

The investor rights agreement, as clarified, also provides that (i) the Company will not sell shares of its common stock or grant options or warrants or issue convertible securities with an exercise or conversion price that is less than $0.80 per share, (ii) the minimum conversion price for the convertible debenture would be $0.80 per share, (iii) the holders of the convertible notes may call an event of default if the Company breaches its covenant not to issue shares at a price which is less than $0.40 per share. If the Company increases its authorized common stock, the conversion price would decrease to an amount not less than $0.05 per share. The Company and the investors agreed to use their commercially reasonable efforts to modify the indenture for the convertible notes to reflect these provisions of the investor rights agreement.

Management reviewed the accounting for these transactions and concluded that the conversion option did not constitute an embedded derivative under SFAS No. 133, as the Company has sufficient authorized but unissued shares to meet its maximum share obligations upon conversion, including any reductions in the conversion price. However, the transaction includes a beneficial conversion feature pursuant to EITF 98-5 and 00-27, and the total beneficial conversion feature of $176,656 was charged to additional paid in capital and is being amortized over the life of the notes commencing October 1, 2007.

As a result of the reduction in the conversion price from $6.34 to $5.125, which caused the Company to recorded an additional beneficial conversion feature of $3,360,905 as a discount to the notes and additional paid in capital, which is being amortized as interest expense over the remaining term of the notes commencing April 1, 2008.

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

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon conversion of the convertible notes, subject to any limitation required by applicable of Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by March 28, 2008. In the event that the registration statement has not been declared effective by the SEC on or before March 28, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company is required to pay additional interest at the rate of one percent 1% of the convertible notes, as described above. As of June 30, 2008, the common stock issuable upon conversion of the notes had not been registered under the Securities Act of 1933, as amended.

The Company has accounted for registration rights liquidated damages in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and SFAS No. 5, “Accounting for Contingencies”.  Accordingly, the Company recorded $140,000 and $653,333 as an estimate of liquidated damages payable under registration rights agreements for the three months and nine months ended June 30, 2008. The Company will review and adjust this accrual at each subsequent period end.

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet at June 30, 2008 and September 30, 2007 is as follows (amounts in thousands):

Original amount	$16,000
Less: note discount	(378)
Balance, September 30, 2007	15,622
Less: amortization of beneficial conversion feature	57
Balance, June 30, 2008	$15,679

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at June 30, 2008 and September 30, 2007 is as follows (amounts in thousands):

Original amount	$14,000
Less: beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Less: amortization of beneficial conversion feature	26
Add: interest accrued for guaranteed 13.8% return	378
Add: discount resulting from reset adjustment effective March 28, 2008	(3,361)
Less: amortization of discount resulting from reset	187
Balance, June 30, 2008	$11,053

19. Related Party Relationships and Transactions

The related parties with which the Company had had transactions in the three months and nine months ended June 30, 2008 and 2007, are as follows:

Name of related party	Relationship

Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijing Sanhuan is the Company’s CEO before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Xuancheng Sinoenegy Vehicle Gas Company	30% equity owner as at September 30, 2007
Mr. Guiqiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company

Significant transactions between the Company and its related parties during the three months and nine months ended June 30, 2008 and 2007 are as follows:

(1) Sales and purchase transactions with related parties

Name of the Company	For the three months ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007
Mr. Guili Shi	-None	-None	-None	-Sole 25% of equity of Yuhan to the Company

Kangtai	-None	-None	-None	-Sales of $73,837

(2) Related-company receivables

Name of the Company	June 30, 2008 (Unaudited)	September 30, 2007

Kangtai	-None	-$186,431 inter-company loan -$169,030 sales receivable on behalf of the Company -$145,595 rental fee receivables

(3) Related-company and related party payables

Name of the Company	June 30, 2008 (Unaudited)	September 30, 2007

Beijing Sanhuan	-$2,167,535 for the current account balance	-$3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right -$67,000 for use of know-how for CNG station system integration

Kangtai	-$3,7173 of unsecured loan	-$310,664 unpaid balance for 35% equity purchase of Yuhan

Xuancheng Sinoenergy	-None	-$44,895 unsecured loan
Mr.Tianzhou Deng	-None	-$19,128 current account
Mr. Guiqiang Shi	-None	-$1,331 current account

The amounts due from and to related parties are interest free, unsecured and have no fixed term.

20. Statutory Surplus Reserve Fund

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

21. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information”, as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. At June 30, 2008 and 2007, the Company has four operating segments: (i) non-standard pressure containers, (ii) CNG station construction and CNG station service, (iii) CNG operation business, which is in the development stage, and (iv) CNG vehicle conversion kits.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The following tables set forth information relating to our business segments for the three months and nine months ended June 30, 2008 and 2007 (dollars in thousands).

Three months ended June 30, 2008 (Unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$1,729	$5,270	$542	$2,663	$10,204
Cost of revenues	938	3,235	336	1,774	6,283
Gross profit	791	2,035	206	889	3,921
Gross margin	46%	39%	38%	33%	38%
Operating expenses:
Selling expenses	$76	$16	$51	$102	$246
General and administrative expenses	213	380	138	258	988
Total operating expense	289	396	189	360	1,234
Income from operations	$502	$1,639	$17	$529	$2,687

Three months ended June 30, 2007 (Unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$1,236	$2,345	—	$2,600	$6,181
Cost of revenues	615	672	—	1,685	2,972
Gross profit	621	1,673	—	915	3,209
Gross margin	50%	71%		35%	52%
Operating expenses:
Selling expenses	$22	$10	$7	$26	$65
General and administrative expenses	214	327	209	178	928
Total operating expense	236	337	216	204	993
Income (loss) from operations	$385	$1,336	-216	$711	$2,216

Nine months ended June 30, 2008 (Unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$5,400	$13,659	$892	$6,794	$26,745
Cost of revenues	3,076	7,140	559	4,415	15,190
Gross profit	2,324	6,519	333	2,379	11,555
Gross margin	43%	48%	37%	35%	43%
Operating expenses:
Selling expenses	$169	$49	$88	$233	$540
General and administrative expenses	470	1,453	240	800	2,963
Total operating expense	640	1,502	328	1,033	3,503
Income from operations	$1,685	$5,017	$5	$1,346	$8,052

Nine months ended June 30, 2007 (Unaudited)	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$3,132	$5,704	0	$2,600	$11,436
Cost of revenues	1,827	1,982	0	1,685	5,494
Gross profit	1,305	3,722	—	915	5,942
Gross margin	42%	65%		35%	52%
Operating expenses:
Selling expenses	$52	$58	$7	$26	$143
General and administrative expenses	579	849	569	178	2175
Total operating expense	631	907	576	204	2,318
Income (loss) from operations	$674	$2,815	(576)	$711	$3,624

22. Capital Stock

As of June 30, 2008 and September 30, 2007, the Company had the following shares of common stock reserved for issuance:

•	873,214 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;
•	2,208,202 shares issuable upon conversion of 3% senior guaranteed convertible notes;
•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$3.50 Warrants	$4.20 Warrants for services outsourced	Total
Balance at September 30, 2007	342,858	455,357	—	75,000	873,215
Issued during the period	—	—	—	—	—
Exercised during the period	—	—	—	—	—
Balance at June 30, 2008	342,858	455,357	—	75,000	873,215

As at June 30, 2008, the average exercise price for the above mentioned warrants is $2.28.

Stock options

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 15,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 60,000 shares of common stock at $1.30 per share, being the fair market value on the date of grant.

Pursuant to the 2006 long-term incentive plan, each independent director  is to be granted an  option to  purchase 2,500 shares of common stock on the first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted 10,000 stock options at an exercise price of $4.06 per share, being the fair market value on the date of grant.

On April 9, 2007, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 590,000 shares of common stock at $4.00 per share, being the fair market value on the date of grant. These options vest as to 50% of the underlying shares of common stock on August 3, 2007 and as to the remaining 50% on August 3, 2008.

On January 9, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 60,000 shares of common stock at $8.20 per share, being the fair market value on the date of grant. These options vest as to 50% of the underlying shares of common stock on January 9, 2009 and as to the remaining 50% on January 9, 2010.

On March 10, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior mangers and key management to acquire 40,000 shares of common stock at $6.20 per share, being the fair market value on the date of grant. The options vest as to 42% of the underlying shares of common stock on December 31, 2008, 50% on December 31, 2009 and as to the remaining 8% on March 9, 2010.

On June 1, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior mangers and key management to acquire 75,000 shares of common stock at $5.36 per share, being the fair market value on the date of grant. The options vest as to 29% of the underlying shares of common stock on December 31, 2008, 50% on December 31, 2009 and as to the remaining 21% on June 1, 2010.

	Shares subject to options	Weighted average exercise price	Remaining contractual life
Options outstanding at September 30, 2007	660,000	$3.76	4.18 years
Options granted during the period	60,000	$8.20	4.8 years
Options granted during the period	40,000	$6.20	5 years
Options outstanding at March 31, 2008	760,000	$4.24	3.93 years
Options granted during the period	75,000	5.36	2.97 years

Options outstanding at June 30, 2008	835,000	4.34	3.62 years

Options exercisable at June 30, 2008	1,000,070	$3.90	3.93 years

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

	Stock Options Granted On
Grant Date	June 1, 2008	March 10, 2008	January 9, 2008	April 9, 2007	April 1, 2007	June 2, 2006

Expected volatility	46.10%	68.32%	80.06%	26.39%	35.16%	50%
Risk-free rate	2.93%	4.64%	4.64%	4.64%	4.64%	4.64%
Expected term (years)	3	5	5	5	5	3
Dividend yield	0%	0%	0%	0%	0%	0%
Fair value per share	$1.94	$3.56	$5.16	$1.24	$1.20	$0.50

The stock compensation expense during the three months and nine months as at June 30, 2008 and September 30, 2007 was $137,295 and $328,134, respectively, which was recorded as general and administrative expense. The fair value of stock options granted during the three months and nine months ended June 30, 2007 was $473,556 and $661,543, respectively, which was charged to operations as general and administrative expense.

As of June 30, 2008, unrecognized compensation cost related to all unvested stock options was $697,544. The intrinsic value of outstanding stock options at June 30, 2008 was approximately $3,907,950.

23. Commitments
.

Commitments - The Company has the following material contractual obligations and capital expenditure commitments at June 30, 2008:

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

At June 30, 2008, the Company has paid a total of $13.26 million for the purchase, and $10.98 million of the goods had been delivered to the Company for the above mentioned purchase orders in paragraphs (a), (b) and (c).

(d) Wuhan Sinoenergy, the subsidiary of the Company, has leased 10 parcels of land in Wuhan City for its CNG stations under operating lease agreements. The lease terms are from 10 year to 30 years with annual rental fees of approximately $462,605. Wuhan Sinoenergy will purchase a land use right for land located in Wuhan City for its CNG station at a price of RMB8.72 million, equivalent to $1,271,248 based on the exchange rate as of June 30, 2008. As of reporting date, RMB3.2 million, equivalent to $466,513, had been paid.

stations	Lease term
Changqing Lu	7/30/2007 - 7/30/2010
Baibuting	Starting from 07/2007 to over 20 years
Gutian Nan Lu	Starting from 07/2007 over 20 years
San Yanqiao	Starting from 07/22/2007 over 20 years
Xinchun	Starting from 08/21/2007 over 20 years
Han Cai Gong Lu	Starting from 11/20/2007 over 20 years
Zoujia Wan	12/1/2007 - 11/30/2017
Shili Pu	Starting 07/06/2007 over 30 years
Yanjin Da Dao	Starting 08/21/2008 over 20 years
Zhuye Shan	Starting 07/30/2007 over 20 years

(e) On July 7, 2007, the Company purchased a 45% equity interest in Anhui Gather. The Company agreed to provide $1,905,670 to Anhui Gather as a capital contribution. As of June 30, 2008, the Company had funded $439,097 of its capital contribution to Anhui Gather.

(f) On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co. Ltd. (“New Energy”) incorporated Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”) to construct and operate natural gas processing plants. The registered capital is $5 million, of which Sinoenergy Holding Ltd. will contribute $2,750,000 for a 55% equity interest and New Energy will contribute $2,250,000 for a 45% equity interest. As of June 30, 2008, the Company had funded $429,284 of its capital contribution to Hubei Gather.

24. Retirement Benefits

The full-time employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan. The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $55,625 and $24,164 for the three months ended June 30, 2008 and 2007, respectively, and were recorded as other payables.  The total provision for the benefits was $175,429 for the nine months ended June 30, 2008. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the seasonal labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrual welfare benefits. So based on the common practice, the Company treats those workers as probationary, and does not accrue welfare benefits for them. Although the Company believes the common practice complies with PRC law, the government may require the Company to accrue the welfare benefit and may assess a penalty for the under accrual.

25. Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended June 30, 2008, there were two customers that accounted for 25% and 19% of consolidated sales, respectively.

During the nine months ended June 30, 2008 and 2007, two customers accounted for 32% and 36% of consolidated sales, respectively, As of June 30, 2008 and September 30, 2007, approximately 49% and 7% of accounts receivable were from trade transactions with the aforementioned customers.

The company maintains its own credit policy and procedures and does not believe that there is any significant credit risk associated with the customers.

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

Overview

We design, manufacture and market a range of pressurized containers for Compressed Natural Gas ("CNG"). Although our initial business involved the manufacturing of non-standard equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions (i) the manufacturing of CNG vehicle and gas station equipment, and (ii) the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems.

We continue to manufacture a wide variety of pressure containers for use in different industries, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries and have the capacity to design and manufacture various types of non-standard equipment.

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

Commencing in 2006, we began to construct CNG stations and we intend to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment, and we raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. As discussed under “Liquidity and Capital Resources,” the indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in the other. At June 30, 2008, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $1.6 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline that is presently under construction and is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined later.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM and sale in the after market. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd (“Lixun”) from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Jiaxing Lixun to 70%, and in April 2008 we acquired the remaining 30%. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.  The business of manufacturing electronic parts for vehicle conversion kits as well as producing conversion kits is reported as a separate segment.

Our CNG vehicle and gas station equipment business include two product lines:

•	the manufacturing of equipment for CNG vehicles and gas stations and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our original business was the manufacture and sale of nonstandard equipment and pressure containers operated by our Yuhan subsidiary, of which we had been a 55% equity owner. During the second half of 2006, we acquired an additional 35% equity interest and in turn became a 90% equity owner of Yuhan. In January 2008, we acquired the remaining 10%, and became a 100% owner of Yuhan.

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

(iv) Vehicle fuel conversion equipment

We manufacture of CNG vehicle conversion kits and electronic control devices for alternative fuel.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

The following tables set forth information relating to our business segments for the three months ended June 30, 2008 and 2007 (dollars in thousands).

Three months ended June 30, 2008	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$1,729	$5,270	$542	$2,663	$10,204
Cost of revenues	938	3,235	336	1,774	6,283
Gross profit	791	2,035	206	889	3,921
Gross margin	46%	39%	38%	33%	38%
Operating expenses:
Selling expenses	$76	$16	$51	$102	$246
General and administrative expenses	213	380	138	258	988
Total operating expense	289	396	189	360	1,234
Income from operations	$502	$1,639	$17	$529	$2,687

Three months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$1,236	$2,345	—	$2,600	$6,181
Cost of revenues	615	672	—	1,685	2,972
Gross profit	621	1,673	—	915	3,209
Gross margin	50%	71%		35%	52%
Operating expenses:
Selling expenses	$22	$10	$7	$26	$65
General and administrative expenses	214	327	209	178	928
Total operating expense	236	337	216	204	993
Income (loss) from operations	$385	$1,336	-216	$711	$2,216

Net Revenue. Net revenue for three months ended June 30, 2008 (the “June 2008 quarter”) was approximately $10.2 million, a 64.5% increase from the net revenue of approximately $6.2 million for the three months ended June 30, 2007 (the “June 2007 quarter”). This increase results primarily fromour CNG station construction service business, which generated revenue of $5.3 million, or 51.6% of sales in the June 2008 quarter, a 124.7% increase compared with the amount of the June 2007 quarter. In addition, the revenue from the CNG station operation also contributed approximately $0.5 million of sales in the June 2008 quarter. In the June 2007 quarter, we were commencing preliminary work relating to the opening of CNG stations and did not generate any revenue from this segment.

Cost of Revenue. The cost of revenue for the June 2008 quarter was approximately $6.3 million, compared with approximately $3.0 million in the same period of 2007, a 111.4% increase. The cost increase trend is higher than the increase in net revenue due to gross margin decrease, which decreased from 52% of the June 2007 quarter to 38% of current quarter due to the changes in gross margins of the different segments.

•
Our gross margin for the CNG station facilities and construction segment decreased to 39% in the June 2008 quarter from 71% in the June 2007 quarter. In the June 2008 quarter, all of our revenue related to the manufacture of CNG facilities and equipment and no revenue was generated by technical consulting services. In the June 2007 quarter, we generated revenue from technical consulting services which yields a significantly higher gross margin than our manufacturing operations.

•
We commenced the conversion kit business in April 2007, the gross margin of the segment, which accounted for 26.1 % of sales in the June 2008 quarter, is 33%, which is lower than the overall gross margin of June quarter.

•	Our CNG station operation generated 5.3% of sales in the June 2008 quarter at a gross margin of 38%.

Operating Expenses. Operating expenses were approximately $1.2 million in the June 2008 quarter, an increase of $243,000, or 24%, from the June 2007 quarter. The increase in operating expenses primarily relates to $157,000 of selling, general and administrative expenses associated with the vehicle conversion kits segment in the June 2008 quarter.

Income from Operations. Income from operations was approximately $2.7 million for the June 2008 quarter, compared with approximately $2.2 million in the same quarter of 2007 and resulted from the above mentioned reasons.

Other Income. Other income was $1.3 million for the June 2008 quarter, and primarily relates to revenues generated from land rental.

Interest Expense. In the June 2008 quarter, we incurred interest costs of approximately $1,175,555 in connection with the $12 million PRC bank loan, the $16 million 12% guaranteed senior notes, and the $14 million 3% guaranteed convertible notes, including non-cash interest costs of  $378,000, of which approximately $542,847 was capitalized,. The un-capitalized portion was reflected as interest expense. While in the June 2007 quarter, the $123,000 interest expense was incurred in connection with the $1.5 million PRC bank loan.

Income Taxes. Sinogas and Yuhan had a 100% tax exemption for 2007 and 2006. Under present law, these subsidiaries have a 50% tax exemption for 2008 through 2009. The income tax reflects a tax rate of 12.5%, which is 50% of the 25% tax rate, resulting is $690,000 of income tax was accrued in the June 2008 quarter.

Net Income. As a result of the foregoing, we had net income of $4.0 million, or $0.26 per share (basic) and $0.24 per share (diluted) for the June 2008 quarter; as compared with net income of $1.9 or $0.14 per share (basic) and $0.13 per share (diluted) for the same quarter of 2007.

Nine months ended June 30, 2008 compared to Nine months ended June 30, 2007

Nine months ended June 30, 2008	Non-standard pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net revenue	$5,400	$13,659	$892	$6,794	$26,745
Cost of revenues	3,076	7,140	559	4,415	15,190
Gross profit	2,324	6,519	333	2,378	11,555
Gross margin	43%	48%	37%	35%	43%
Operating expenses:
Selling expenses	$169	$49	$88	$233	$540
General and administrative expenses	470	1,453	240	800	2,963
Total operating expense	640	1,502	328	1,033	3,503
Income from operations	$1,685	$5,017	$5	$1,345	$8,052

Nine months ended June 30, 2007	Non-standard pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$3,132	$5,704	—	$2,600	$11,436
Cost of revenues	1,827	1,982	—	1,685	5,494
Gross profit	1,305	3,722	—	915	5,942
Gross margin	42%	65%		35%	52%
Operating expenses:
Selling expenses	$52	$58	$7	$26	$143
General and administrative expenses	579	849	569	178	2175
Total operating expense	631	907	576	204	2,318
Income (loss) from operations	$674	$2,815	(576)	$711	$3,624

Net Revenue. Net revenue for the nine months ended June 30, 2008 was approximately $26.7 million, a 133.9% increase from the net revenue of approximately $11.4 million for the nine months ended June 30, 2007. This increase resulted primarily from the significant increases from all our divisions. The table shows the increase in revenue for each division and the percentage increase (dollars in thousands).

	Nine months Ended June 30,			Percentage
Division	2008	2007	Increase	Increase
Non-standard pressure containers	5,400	3,132	2,268	72.4%
CNG facilities and construction	13,659	5,704	7,955	139.5%
CNG station operation	892	0	892	NA
Vehicle conversion kit	6,794	2,600	4,194	161.3%
Total	26,745	11,436	15,309	133.9%

Cost of Revenue. The cost of revenue for the nine months ended June 30, 2008 was approximately $15.2 million compared with $5.5 million in the same period of 2007, representing a 176.5% increase. The overall cost of sales increase is primarily the result of the following factors:

•
The non-standard pressure container business and CNG station facilities and construction business: In the nine months ended June 30, 2008, the cost of sales increased with the increase of revenue, resulting in a modest increase in gross margin from 41.7% to 43.0%.

•	The CNG facilities and construction segment maintained a level gross margin, decreasing nominally from 47.9% to 47.7%.

•
The CNG station operation incurred a gross profit for the nine months ended June 30, 2008, while in the same period of 2007, it had no revenue. Its gross margin for the nine months ended June 30, 2008 was 37.3%.

•	The vehicle conversion kit business also maintained a level gross margin, decreasing from 35.2% to 35.0%.

Operating Expenses. Operating expenses were approximately $3.5 million in the nine months ended June 30, 2008, an increase of $1.2 million, or 51.2%, compared with the same period of 2007. The increase in operating expenses primarily relates to the following factors:

•
$830,000 of selling, general and administrative expenses associated with the vehicle conversion kits segment in the nine months ended June 30, 2008. This segment commenced operations in April 2007, and, accordingly, the comparable amount is about $204,000 in the same period of 2007, but represents less than three months of operations, which included start up operations.

•	$374,081 of general and administrative expenses associated with the stock options granted and the amortization of the deferred debt issuance costs relating to the September 2007 $30 million financing.

•	$596,000 increase in selling, general and administrative expenses associated with the CNG station facilities and construction with the increase of revenue.

Income from Operations. Income from operations was approximately $8.0 million for the nine months ended June 30, 2008 compared with approximately $3.6 million in the same period of 2007 and resulted from the factors described above.

Other Income. Other income was approximately $2,503,000 for the nine months ended June 30, 2008, and primarily relates to revenues generated from land rental.

Interest Expense. In the nine months ended June 30, 2007, interest expense was approximately $1,777,000. In the nine months ended June 30, 2008, we incurred interest cost of approximately $3,387,578 in connection with the $12 million PRC bank loan, the $16 million 12% guaranteed senior notes, and the $14 million 3% guaranteed convertible notes, including non-cash interest costs of  $1,134,000 of which approximately $1,334,870 was capitalized. Thebalance is reflected as interest expense.

Income Taxes. The income tax expense for the three months ended December 31, 2007 is 0%, and for the 6 months ended June 30, 2008 for Sinogas and Yuhan is 12.5%. As Sinogas, Yuhan, and Wuhan Sinoenergy had each received an exemption from corporate income tax in the beginning of 2007, there is no income tax accrued in the nine months ended June 30, 2007.

Net Income. As a result of the foregoing, we had net income of $9.2 million, or $0.58 per share (basic) and $0.54 per share (diluted), for the nine months ended June 30, 2008; as compared with net income of $3.4 million, or $0.34 per share (basic) and $0.26 per share (diluted) for the nine months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we had cash of approximately $17,021,000, an increase of approximately $13,699,000 from September 30, 2007. At June 30, 2008, we had working capital of approximately $1.3 million and stockholders’ equity of approximately $52.0 million, compared with a working capital of approximately $24.7 million and stockholders’ equity of approximately $32.7 million at September 30, 2007.

For the nine months ended June 30, 2008, net cash used in operating activities is $4.4 million, and we used approximately $29.6 million, principally for purchase of property, plant and equipment ($15.2 million), land use right ($13.9 million), and the purchase of minority interest in subsidiaries (1.6 million), and we generated cash flow form the investment activities approximately $1.2 million, including gain on sale of investment (HK Power) $1.7 million. For the nine months ended June 30, 2007, we invested $14.9 million in land use rights ($6.7 million), property, plant and equipment ($5.5 million) and purchase of minority interest in subsidiaries ($2.7 million). Most of the investment in both periods related to the construction of CNG stations.

For the nine months ended June 30, 2008, our cash flow from financing activities represented the net proceeds of the $30 million financing in September 2007 ($29.8 million), which was received in October 2007, net of bank loan payments of $3.1 million.

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

On April 24, 2008, Sinogas entered into an agreement with five investors pursuant to which the investors agreed to invest RMB 116,760,000 (approximately $16,819,360) in Sinogas to increase its registered capital. The investment is subject to government approval. Sinogas has received $14,590,000 from the investors in anticipation of government approval. In the event that the government approval is not obtained, we will be required to refund the payment to the investors. As a result, this payment to the investors is reflected as “Payable to investors in subsidiary” on the balance sheet. Although we anticipate that we will obtain government approval, we cannot give any assurance that the necessary approval will be obtained.

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

Revenue Recognition - We recognize product sales generally at the time the product is shipped. CNG construction and building technical consulting service revenue is recognized on the percentage of completion basis. The revenue is measured by reference to the proportion of construction work completed to the total estimated work according to the report provided by technical department of the Company, and simultaneously, the cost is recognized based on total contracted cost and the completion basis. Receivables and payables are recorded accordingly. Revenue is presented net of any sales tax and value added tax.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: August 14, 2008	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ Lan Gu
Dated: August 14, 2008	Chief Financial Officer