Form 10-K
period 2008-09-30
Sinoenergy CORP
filed 2008-12-24
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission File Number 000-30017

Sinoenergy Corporation
(Name of small business issuer as specified in its charter)

Nevada	84-1491682
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1603-1604, Tower B Fortune Centre Ao City, Beiyuan Road, Chaoyang District,
Beijing China, 100107
(Address of principal executive offices)
Issuer’s telephone number: 011 86-10-84928149

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class: Common Stock, $ 0.001 par value.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer ☐ Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 8, 2008, there were 15,942,336 shares of Common Stock outstanding.

Documents incorporated by reference

 None

SIGNATURES
FINANCIAL STATEMENTS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including the demand for CNG and our conversion kits, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions as well as economic conditions that affect the natural gas industry. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this annual report is filed, and we do not intend to update any of the forward-looking statements after the date this annual report is filed to conform these statements to actual results, unless required by law.

Availability of SEC Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. These reports are also available on our website at http://www.sinoenergycorporation.com/c2465/c2721/default.html.

Currency References

Since our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.  In this annual report, we refer to obligations, commitments and liabilities, as well as items from our financial statements in United States dollars.  These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.  Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars) The information for the fourth quarter of 2008 reflects prices through December 9, 2008.

PART I

ITEM 1.   BUSINESS.

Summary

We are engaged in four operating segments:

•
The manufacture of customized pressure containers and compressed natural gas (CNG) facilities and equipment, which has until recently been our principal business.  In this segment, we design and manufacture pressure containers which are used in a number of industries, including the petroleum and chemical, metallurgy and electricity generation, and the brewing industries using technology acquired from a former related party.

•
The manufacture of CNG storage and transportation products and the construction of CNG stations for third parties. In this segment we manufacture and install CNG trailers, which are used to transport CNG to a filling station, CNG deposit systems for use in CNG gas stations, and other products used in the CNG business.   We also design and construct CNG stations and install CNG station equipment and related systems.

•
The operation of CNG filling stations, which involves the design, construction and operation of CNG stations.  As of December 10, 2008, we were operating sixteen CNG stations, of which eleven are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional three stations are in the final stages of construction located in Wuhan.

•	Vehicle fuel conversion equipment, which involves the manufacture of kits which are used to enable a gasoline-powered vehicle to operate using CNG.

CNG is gas, principally methane, that has been compressed. Natural gas is compressed during transportation and storage and, thus, requires pressurized containers.

Organization

We are a Nevada corporation organized in 1999 under the name Franklyn Resources III, Inc. On September 28, 2006, our corporate name was changed to Sinoenergy Corporation. On June 2, 2006, we acquired the stock of Sinoenergy Holding Limited, a British Virgin Island corporation. We and Sinoenergy Holding are holding companies and our business is operated by our subsidiaries.  At the time of our acquisition of Sinoenergy Holding, we were a blank check corporation which was not engaged in any business activities.  Sinoenergy Holding Limited was the sole stockholder Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign-owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (“China” or the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of the Company and the business of Sinogas became the business of the Company.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations.  The acquisitions are equivalent to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction was, in essence, a recapitalization, and was accounted for as a change in capital structure. The accounting for the acquisitions is identical to that resulting from a reverse acquisition, and no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements for periods prior to June 2, 2006, are those of the “accounting acquirer,” which is Sinogas.

During 2008, we sold a 24.95% interest in Sinogas.  Sinogas operates the customized pressure container and CNG station facilities and construction and owns 75% of the subsidiary that operations the vehicle conversion kit segment.  The only segment that is wholly-owned by us is the CNG station operation.

All of our operations are conducted in China.  Our executive offices are located at 1603-1604, Tower B Fortune Centre Ao City, Beiyuan Road, Chaoyang District, Beijing China, 100107, telephone 011-86-10-84928149.  Our website is located at www. Sinoenergycorporation.com. Information on our website and any other website does not constitute a portion of this annual report.

Change of Fiscal Year

Effective October 1, 2007, we changed our fiscal year from December 31 to September 30. Accordingly, this annual report includes audited financial statements for the year ended September 30, 2008 and the transitional nine-month period from January 1, 2007 to September 30, 2007.

Reverse Split

We amended our articles of incorporation on June 17, 2008 by a certificate of change. The certificate of change effected a one-for-two reverse split of the common stock and reduced our authorized shares of common stock from 100,000,000 shares to 50,000,000 shares without changing the par value. This reverse stock split became effective on July 9, 2008. All share and per share information in this prospectus retroactively reflects the reverse split for all periods presented.

Our Business

The government of the PRC is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that the need to reduce air pollution, among other factors, is creating a growing demand and increasing market for CNG powered vehicles, notwithstanding the recent decline in the worldwide price of oil. Since June 2006, we have been developing our CNG wholesale and retail business by building our own natural gas processing plants and CNG filling stations in Central and East China to meet this need, and are engaged in the construction and equipping of CNG stations that are both Company owned and operated as well as owned and operated by third parties. We opened our first CNG filling station in October 2007.As of December 10, 2008, we were operating sixteen CNG stations, of which eleven are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional three stations are in the final stages of construction located in Wuhan, and five were in the preliminary planning stage in Wuhan.  In addition, since the second quarter of 2007, we have been manufacturing and selling electronic device to enable a vehicle to use CNG, which allow a standard gasoline powered vehicle to operate using natural gas.

We are engaged in four business segments:

(i) Customized pressure containers

Historically, our business has been the manufacture of pressure containers and compressed natural gas (CNG) facilities and equipment.  Our customized equipment and pressure container business is the business originally conducted by our subsidiary, Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), prior to the reverse acquisition in June 2006.  This business includes design and manufacturing of various types of pressure containers.

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Facilities and Construction”)

Our CNG station construction business includes:

•	The manufacture, sale and installation of CNG vehicle and gas station equipment, which we provide to other companies that operate CNG stations.

•	The construction of CNG stations, for which we design the CNG station construction plans, construct CNG stations, and install CNG station equipment and related systems.

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.

(iv) Vehicle fuel conversion equipment

We manufacture CNG vehicle conversion kits and electronic control devices that enable vehicles manufactured for gasoline to operate on CNG.

These segment operations are further explained below.

Customized pressure containers

We manufacture and sell customized pressure containers to companies in a wide range of industries, including the petroleum, chemical, metallurgy, electricity generation, beverage and other industries requiring customized containers.  We do not maintain an inventory of these products, rather, we manufacture them pursuant to purchase orders which set forth the customers specifications.

The principal raw materials for customized containers are steel and steel vessels.  In the past, we have purchased the steel vessels principally from an Italian supplier. Commencing in May 2007, we also began purchasing steel tubes in the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. We believe we have adequate supply sources, both domestic and foreign, to fulfill our production needs for the foreseeable future. We are not dependent upon any single supplier, although the steel vessels are available from a small number of suppliers.

Since our products are, in general, designed and manufactured pursuant to purchase orders for a specific products to be manufactured in accordance with the customer’s specification, our revenue from this segment is dependent upon our developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Further, because those products have a relatively long useful life, and are not consumables, once we fulfill our customer’s orders, there is generally little ongoing business from one period to the next with any customer.

In marketing our pressure containers, we rely primarily on an internal sales force, that directly contacts and builds relationship with end user customers, and we sell to the end users. We market our products through business connections, trade shows and conferences. We believe that the advanced equipment that we offer, our technology and our ability to produce high value added pressure containers help us market our products in the Chinese market.

CNG Station Facilities and Construction

In this segment, we manufacture, sell and install CNG vehicle and gas station equipment, including the following:

•	CNG trailers for mobile distribution
•	CNG deposited system for gas station usage
•	CNG compressor skid
•	CNG dispenser (retail measurement system)

We provide these products for third party companies that operate fixed and/or mobile CNG filling stations.

The second aspect of this business is the CNG station construction service business.  We design the CNG station construction plans, construct CNG stations, and install CNG station equipment and related systems.

These products and services are designed to meet the customer specifications.  Our revenue in this segment is dependent upon our developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Although we do not have a long history of operations in this business, we anticipate that our major customers will vary from period to period.  In both the year ended September 30, 2008 and the nine months ended September 30, 2007, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 32.0% of total sales in the year ended September 30, 2008 and approximately 37.5% of sales for the nine months ended September 30, 2007, which, in each year, represented most of our revenue from this division.  At September 30, 2008 and September 30, 2007, approximately 71.0% and 28.8% respectively of our accounts receivable were from these customers.  The following table sets forth information as to the revenue generated from each of these customers for the year ended September 30, 2008 and the nine months ended September 30, 2007 (dollars in thousands):

Name	Year Ended September 30, 2008		Nine Months Ended September 30, 2007
	Dollars	Percent	Dollars	Percent
Xuancheng Anjie Gas Transportation Co.,	4,260	10.4%	*	*
Wuhan Lvneng Gas Transportation Co.,	8,824	21.6%	*	*
Wuhan Fukang Company	*	*	29,562	24.3%
Dafeng Xinxing Energy Co.,	*	*	15,936	13.1%

*  Less than 10%

In marketing these services, we rely primarily on our internal salesmen, who directly contact and build relationship with customers. We market our products through personal contact, as well as business connections, trade shows and conferences.

We are aware of two companies which may be considered as competitors of us in the manufacture of CNG deposit and transportation equipment – Shijiazhuang Enric Gas Equipment and Handan Xinxing Petrochemical Equipment.

CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping CNG stations and operating those stations.  As of December 10, 2008, we were operating sixteen CNG stations, of which eleven are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional three stations are in the final stages of construction located in Wuhan.  We anticipate that these stations could be operational by the end of December 2008.  However, we need government approval before we can open a station, and the procedure for obtaining government approval may delay the opening of one or more of these stations.  In the past, we have not opened stations on schedule because additional time was required for us to obtain government approval.  Each of our stations has four filling outlets, and is open 24 hours a day, seven days a week.

We believe that there is a large and expanding market for CNG in Wuhan.  Wuhan is the capital of Hubei Province and the biggest city in Central China, with a population of more than 9 million people. We have scheduled the opening of an additional 25 stations in Wuhan during calendar 2009.  The construction and opening of these stations is subject to weather conditions, the timely receipt of government approval, and other factors beyond our control.

We have agreements to form two joint ventures with China New Energy Development Investment Co., Inc., an unaffiliated party, to operate natural gas processing plants.  These plants are the mother stations that supply CNG to our stations.  We have a 55% interest in the joint venture for Wuhan and a 45% interest in joint venture that is located in Wuhu City.  We have entered into agreements with China New Energy pursuant to which we exchanged a 25% interest in the Wuhu City joint venture for an additional 25% interest in the Wuhan joint venture.  Upon completion of the exchange in September 2008, we owned an 80% interest in the Wuhan joint venture (Hubei Gather) and a 20% interest in the Wuhu City joint venture (Anhui Gather).

Natural gas is available from a limited number of suppliers, principally China Petroleum and Chemical Corporation, known as Sinopec and PetroChina or affiliated companies of PetroChina. These companies supply the natural gas and operate the pipeline which is the only commercially reasonable way to deliver the natural gas.

Each of the joint ventures has an agreement with Sinopec. The agreements provide for an initial annual volume of 50 million cubic meters per year, increasing to not more than 200 million cubic meters per year.  The service is subject to the completion of a natural gas pipeline between Sichuan and Shanghai, which is expected to occur in the first half of 2009. The sales volume is subject to annual natural gas purchase agreements and the price is subject to future determination. We also have a supply agreement with PetroChina, which provides us with 88 million cubic meters of natural gas per year.  We will continue to purchase our natural gas from PetroChina until Sinogas’ Sichuan – Shanghai pipeline is completed and operational.  The success of our CNG station business is dependent upon our ability to have a continuous supply of natural gas at our stations.  We are dependent upon Sinogas and PetroChina to provide us with sufficient CNG to enable us to operate our CNG filling stations.  If, for any reason, we are unable to obtain a reliable supply of natural gas, including the failure of Sinopec to complete its pipeline on time, we will be unable to generate revenue from this business.

The construction of the CNG filling stations and the storage, transportation and distribution of CNG, are subject to PRC regulations, and the price at which we both buy and sell CNG is subject to government price controls, and the suppliers of CNG are government-owned companies.  The price controls over the purchase and sale of CNG limits our potential profit from the sale of CNG as our gross margin is effectively dependent upon the government’s pricing policies.

The procedure for obtaining the land use rights as well as the right to use the land for the construction and operation of a CNG station involves a lengthy and labor intensive process, involving numerous steps through the municipal government, including satisfying environmental, hazardous chemical, noise abatement, soil suitability, health and other regulations.  Most of these processes involve an application, an on-site inspection and the performance of any necessary remediation before a permit is granted, which can take nine and twelve months.  Most recently, as a result of both our experience in navigating through the regulatory procedure and our record in successfully opening CNG stations in accordance with the terms of our applications, we have been able to reduce the time to between six and nine months.  While the need to meet all the required regulations can be considered a barrier to entry into the CNG station business, we believe that our success in meeting our obligations will help us as we compete with other potential competitors in seeking locations and permits for new stations.

The two largest state-owned energy companies, CNPC China National Petroleum Corporation, referred to as CNPC Group, and Sinopec are engaged in the sale and supply of energy and are major companies in exploration and transportation of oil and gas. They build much of the PRC’s high pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to the end user. Although these major companies supply natural gas rather than sell the natural gas to end users, they have the capability of establishing their own natural gas distribution networks.

We are aware of two companies which may be considered to be direct competitors in the business of CNG station business: Xin’ao Gas Field Ltd and China Natural Gas. Xinao Gas Field distributes natural gas via pipeline, doing business in 13 provinces and municipalities that have a combined population of 31 million. China Natural Gas distributes natural gas to commercial, industrial and residential customers of Xian City, and distributes CNG as a vehicular fuel to retail end users of Xian City. We believe that neither of the two companies is approved to supply natural gas to any area in which we are constructing or plan to construct CNG stations.

We have two direct competitors in Wuhan – Jiang Han Petro Drill Corp., which as eight stations, and Da Loong Investment Corp, which has two stations.  In Pingdingshan, one gas company has one station.  There are no other companies that sell CNG in Xuancheng.  None of these companies are considered major companies, and we believe that we are considered the leading CNG company in the three cities in which we have stations.

Our CNG stations compete with gasoline stations as well as other CNG stations. The ability of CNG stations to operate profitably is largely dependent upon the acceptance of CNG by individual drivers as well as taxis and buses. We expect that our principal customers, at least initially, will be taxis and bus companies, which are presently the largest users of CNG.  As more companies seek to fill the need for CNG stations, our competition will increase.  Since the prices that we charge are fixed by the government, competition is based on factors other than price, including the location and appearance of the stations, the reliability of the stations and the quality of service provided by our employees.  We believe that our stations are located in well-travelled roads so that drivers can have easy access to our stations.

PetroChina, China’s largest oil and gas producer by capacity and our present supplier of natural gas, has recently announced its intention to enter the CNG distribution business in the next couple of years.  These plans may present a competitive threat to companies such as us.  We cannot assure you that we will be able to compete successfully with PetroChina as PetroChina enters the markets in which we operate CNG stations.  PetroChina presently delivers natural gas to the cities, and companies, such as ours, purchase the natural gas from PetroChina or another suppliers, such as Sinopec, and sell the natural gas in the city.  Because of PetroChina’s size, it may be in a better position than we to enter into contacts with the city governments to supply natural gas to those cities.

Vehicle fuel conversion equipment

We believe that, with the government of the PRC encouraging the use of CNG as a method of reducing pollution, there is market for a device that enables a vehicle to use CNG.  In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd. (“Lixun”) from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Lixun to 70%, and in April 2008 we acquired the remaining 30%.  Our interest in Lixun is owned 75% by Sinogas, a 75.05% owned subsidiary, and 25% by us.  Through Lixun, we design and manufacture electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.

We sell these conversion kits primarily to manufacturers in the PRC who use the kits on an OEM basis and to companies that market these products for sale in the aftermarket. We develop and service those customers by our internal salesmen who market the products through business connections, trade show and conferences.   We also plan to market the conversion kits at our CNG stations.

We are aware of three Italian companies are the competitors in vehicle gas conversion business -- Lovato Spa, LANDI Spa, and OMVL Spa. Because those companies are not Chinese companies, we believe that our familiarity with the Chinese markets gives us a competitive advantage.

Intellectual Property

Although we hold certain patent rights relating to the manufacture of pressure containers, our CNG station construction service business is more dependent upon our know-how than on any patent rights that we have.

We have an agreement with Beijing Sanhuan pursuant to which Beijing Sanhuan granted us the right to use Beijing Sanhuan’s technology and software relating to the integration, installation and maintenance of CNG station systems.  Under this agreement, we pay Beijing Sanhuan for the technology and software at the rate of $12,800 for each CNG substation and $23,051 for each CNG mother station. The license agreement has a ten-year term commencing January 1, 2006. We also pay Beijing Sanhuan $64 per hour for engineers provided by Beijing Sanhuan.

As the designer and manufacturer of automotive alternate fuel (CNG/LPG) electronic devices, Lixun has applied for a series of Chinese patents for the technical know-how relating to these products, however, we cannot assure you that the patents will be granted or, if granted, that we will be able to enforce our rights against an alleged infringer.

Research and Development

We do not engage in research and development. We have worked from time to time with our customers to design a product, typically a pressure container for the customer’s product. However, those services are included in the service for the customer’s product, and the cost of the services is included in cost of sales.

Employees

On September 30, 2008, we had approximately 883 full-time employees, of whom 97 are in executive and administrative positions, 83 employees are in marketing and sales, 123 are technical engineers in pressure container and CNG deposit and transportation manufacturing, quality control as well as CNG station construction, 405 persons are manufacturing personnel and 175 are operating our retail GNC station business. We believe that our employee relations are good.

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this annual report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS ASSOCIATED WITH COMPANIES CONDUCTING BUSINESS IN THE PRC

Because the scope of our business license is limited and subject to review, we may need government approval to continue or expand our business.

A business in China can only conduct business within its approved business scope, which appears on the business license. Our licenses permit us to engage in our present businesses. Our licenses are subject to the inspection by the government agencies of our facilities. The government has the power to withdraw a license from those companies which may be disqualified as a result of these inspections by the central government. Any change in the scope of our business requires further application and government approval. Inevitably, there is a negotiation with the authorities to approve as broad a business scope as is permitted, and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.  We cannot provide any assurance that we may be able to maintain our present licenses or that we will be able to obtain any additional licenses that may be required if we seek to expand the scope of our business.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business both by increasing our product range, operating CNG stations, entering into joint ventures and making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

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

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner that reduces or eliminates any benefits from its present policies of economic reform. The recent worldwide economic slowdown, which affected China, may affect government policies as they relate to the industries which we serve, which relate to the purchase or capital equipment and the purchase and sale of natural gas.  In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all land is state-owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future expansion, especially as we are seeking both to expand manufacturing operations and to expand our CNG business. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. In connection with our operation of CNG stations, the price at which we both purchase and sell CNG is subject to government price controls. It is possible that other products we sell or services that we provide may also become subject to price control. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.  One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. We cannot assure you that one of the government’s responses to the economic downturn will not be to increase the adoption of price controls on other segments of our business.

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

Because we have limited business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We have and will continue to maintain property insurance for our CNG stations and manufacturing facilities which are operational to protect us from any damages caused by the failure or alleged failure of our products. However, business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

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

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. Conversion of RMB, the currency of the PRC, for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Because a significant component for many of our customized pressure containers, the steel vessels, is manufactured outside of the PRC, our inability to pay our foreign manufacturer may impair our ability to manufacture our products.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in RMB. To the extent our future revenue are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

The downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  There can be no assurance that the downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for CNG stations or for conversion kits to enable gasoline-powered vehicles to operate on CNG.

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

On March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective January 1, 2008. This new income tax unifies the corporate income tax rate of domestic enterprises and foreign investment enterprises to 25%. Preferential tax treatments will continue to be granted to entities that are classified as “high and new technology enterprises strongly supported by the State” or that conduct business in sectors that are encouraged by the PRC’s National People’s Congress. This new tax law, however, does not clearly define the requirements or criteria for receiving these preferential tax treatments. A significant portion of our net income is derived from subsidiaries that presently benefit from full or 50% exemptions from enterprise income tax for up to a total of five years. Because clear implementation and requirement rules or guidelines for the new tax law have not yet been promulgated, we cannot assure you that our subsidiaries will maintain their preferential tax status or that we will not be assessed significant penalties.

If the PRC tax authorities dispute our method of paying value added taxes, we may be subject to penalties under the tax laws of the PRC.

Under the commercial practice of the PRC, we pay value added taxes (“VAT”) and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty which can range from zero to five times the tax which is determined to have been improperly deferred. Although we believe that we are paying VAT and business taxes in accordance with the common practice in PRC, we cannot assure you that the PRC tax authorities would not reach a different conclusion and determine that common practice is not in accordance with the tax laws of the PRC. If a penalty is ultimately assessed against us, the penalty could represent a material amount.

RISKS ASSOCIATED WITH OUR BUSINESS

Because we are dependent upon a small number of suppliers or customers in one or more of our segments, the loss of a major supplier or customer could impair our ability to operate profitably.

In general, in our customized pressure container business and our CNG station construction business, we do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue from these segments. Our contracts relate to specific projects. As a result, a customer can account for significant revenue in one year and little, if any, in the next.  Two customers of our station facilities and construction segment accounted for approximately 32% of our total sales in the year ended September 30, 2008 and approximately 37.5% of sales for the nine months ended September 30, 2007.  Our failure to develop new customers in this and our other segments could materially impair our ability to operate these segments profitably.  We purchase our CNG from one of two government-owned companies.  The failure or inability of these companies to provide us with CNG could materially impair our ability to operate CNG stations.

Our CNG station business has risks that are different from our manufacturing and construction/installation business.

We have commenced and are planning the expansion of our CNG service station business. The operation of the CNG gas station business is subject to significant additional risks which are not related to our equipment manufacturing business. In addition to the normal risks associated with our business, there are additional risks that relate to the CNG station business. These risks include, but are not limited to:

We lack experience in operating CNG stations. Although we have manufactured and installed equipment for use by CNG stations, we have limited experience in operating stations, and we cannot assure you that we will be successful in operating CNG stations.

We require significant additional funds to enable us to develop and expand the CNG station business. The construction of CNG stations is very capital intensive, and we will require significant additional funds for this purpose. Although we raised $30,000,000 through the sale of our debt securities in September 2007, we may require additional financing to equip and construct our proposed CNG stations, and we cannot assure you that we will be able to obtain any financing which we may require, either for our CNG station business or our equipment manufacture and supply business.

The CNG station business is highly regulated and is subject to price controls. The storage, transportation and distribution of CNG are subject to PRC regulations, including the price at which we both buy and sell CNG.   The price controls over the purchase and sale of CNG limits our potential profit from the sale of CNG. In addition, before we construct a CNG station in many regions, we need to obtain government approvals. Other regulations may result in increased costs in order to comply with these regulations.  Before we are able to open a CNG filling, we must obtain government approval.  In the past, we have had to postpone the opening of our CNG stations because of delays in obtaining government approval.

Because of the nature of CNG, we could be exposed to liability from gas leaks or explosions. Any leaks or explosions from our CNG stations could cause severe property damage as well as loss of life, which may not be covered by insurance. Any such loss could result in a termination of our business and could subject us to regulatory actions.

The market for CNG stations is dependent upon the increased use of CNG powered vehicles. CNG-powered vehicles represent only a small fraction of motor vehicles in the PRC, and most vehicles are powered by gasoline or diesel fuel. For us to be successful in the CNG gas station business, a market for CNG must be developed in the area which we propose to enter. Car and truck owners must either buy a CNG powered vehicle or pay to have a gasoline or diesel powered vehicle converted for CNG use. The current economic downturn could materially decrease the market for CNG vehicles. Further, in order for a market to develop for CNG vehicles, there must be a network of CNG stations on major highways throughout the PRC. The failure of such a network to develop could hinder the development of a market for CNG vehicles which would in turn limit the market for our CNG stations.

We must secure enough CNG resources to supply our filling stations in future. Natural gas is limited in China, especially in central and eastern China where we are seeking to develop our CNG retail business. Although we have agreements to provide us with a fixed amount of natural gas, we cannot assure you that these agreements will be sufficient to satisfy our CNG needs and we cannot assure that such CNG will be delivered on a timely basis. These agreements are subject to annual allocations and a major pipeline which is expected to provide us with CNG.  The pipeline is still under construction and it may not be ready when scheduled for completion by early 2009 and its capacity may not be as great as the operator anticipated when it agreed to provide us with CNG. Further, it is possible that we may experience shortages, particularly in the winter months when gas demand peaks.

Our natural gas process plants, which will be operated by Hubei Gather, our majority-owned subsidiary, may not open according to our schedule. We do not own or control any supply of natural gas. Our retail and wholesale natural gas business is dependent upon receiving the necessary natural gas from other suppliers who have agreed to provide the natural gas using a pipeline which is under construction. Although our supplier, Sinopec, has announced that the pipeline will be completed in early 2009, we have no ability to control the timing of the pipeline, and we can give no assurance that Sinopec will open and/or operate its new pipeline according to its released time schedule or that it will be able to deliver the quantity of natural gas contemplated by our agreement. Any delays in the construction or delivery of natural gas through the Sinopec pipeline or any reduction in the quantity which can be delivered to us will impair our ability to operate this business profitably, if at all.  The current economic downturn may affect the timing of the completion of the pipeline and the allocation of CNG scheduled to be delivered through the pipeline.  We have no recourse against any party in the event that the pipeline is not completed on schedule.

We may not be able to meet our scheduled station openings. We have already encountered delays in opening our stations, and we cannot assure you that we will not encounter delays in the future. These delays can result from a range of factors, including adverse weather conditions, delays in obtaining government approvals, delays in receipt of materials for the construction of the stations, and other causes which may or may not be within our control. Any delays may impair our ability to operate this business profitably.

Competition is increasing for CNG distribution. Our CNG stations compete with gasoline stations as well as other CNG stations. The ability of CNG stations to operate profitably is largely dependent upon the acceptance of CNG by individual drivers as well as taxis and buses. We expect that our principal customers, at least initially, will be taxis and bus companies, which are presently the largest users of CNG. As more companies seek to fill the need for CNG stations, our competition will increase. PetroChina Co., China’s largest oil and gas producer by capacity and our present supplier of natural gas, has recently announced its intention to enter the CNG distribution business. These plans present a competitive threat to companies such as us. Because of PetroChina’s size, it may be in a better position than we to enter into contacts with the city governments to supply natural gas to those cities. We cannot assure you that we will be able to compete successfully with PetroChina if PetroChina enters the markets in which we operate CNG stations.

We may face liability claims from users of our products.

As the manufacturer of equipment that is used to store and transport CNG and other products, including petroleum, chemicals and food products, we may be subject both to liability in the event that any property damages or loss of life results from our products. We may also be liable for damages in the event that our CNG conversion kits do not function properly. Any liability which results could hurt our reputation and result in the payment of damages which may not be covered by insurance.

Our CNG conversion kit business is subject to the development of a market for products that can enable gasoline powered vehicles to operate on CNG.

One segment of our business is the manufacture and sale of conversion kits that enable gasoline-powered vehicles to operate on CNG. The customers of these products are both vehicle manufacturers and vehicle owners. Our ability to operate this segment profitably is dependent upon a number of factors including the development of a market for conversion kits, our ability to compete successfully with other manufacturers or distributors of conversion kits, and the ability of our products to work properly in a wide range of both old and new vehicles.  The current economic downturn together with the recent decline in oil and gasoline prices may have an effect on the market for conversion kits.

Because we are dependent on our management, the loss of our key executive officers and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng, who are also directors. We do not have employment contracts with either Mr. Huang or Mr. Deng. The loss of either Mr. Huang, Mr. Deng or any of our other key employees could have a material adverse effect upon our ability to operate profitably. Furthermore, we require additional qualified management and other key personnel for our CNG station business.

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

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired, including government approval of the acquisition; and

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

We do not manufacture our customized pressure containers for inventory, but pursuant to a specific contract, and our contract flow is not predictable. Similarly, products and services from our manufacture of CNG storage and transportation products and the construction of CNG stations segment are also made pursuant to specific contracts, and after the completion of a project our services may no longer be required by our customers. To the extent that we do not generate new business, our revenue from this segment of our business will decline. To the extent that we expand our facilities to meet present or anticipated increases in sales or expand our CNG station business and sell our CNG conversion kits, our failure to generate business could have the effect of significantly reducing the profitability of our business. Because of these factors, our revenue and operating results have fluctuated from quarter to quarter. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control. Due to the risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Because certain of our stockholders control a significant amount of our common stock, they may have effective control over actions requiring stockholder approval.

As of December 8, 2008, approximately 40.0% of our outstanding common stock is owned by Skywide Capital Management Limited, which is owned by our chief executive officer, Bo Huang, and our chairman, Tianzhou Deng.  In addition, Abax Lotus, Ltd., of which Xiang Dong (Donald) Yang, one of our directors, has joint voting and dispositive rights, holds shares or common stock and convertible notes which, if converted at the current conversion rate, would result in Abax and Skywide beneficially owning a total of approximately 46.1% of our common stock which could give them the effective ability to approve any action requiring stockholder approval.

We may not be able to comply with the regulations relating to internal controls over financial reporting.

The SEC has adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K, commencing with our fiscal year ended September 30, 2008. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting for the fiscal years ending after December 15, 2009. If we are still a non-accelerated filer on September 30, 2009, the external audit report on the effectiveness of internal controls will be required until fiscal 2010. In connection with the periodic evaluation of our disclosure controls our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify accounting and disclosure issues, calculate accounting entries, and prepare financial statements and footnotes in accordance with U.S. GAAP. These officers have concluded that our disclosure controls and procedures are not effective at this time. We cannot assure you that we will be successful in addressing these issues and any other issues which may be raised. If we are unable to address these issues, unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

The terms on which we raised $30,000,000 capital have resulted in significant dilution and may result in additional dilution, which could impair our stock price.

On September 28, 2007, we raised $30,000,000 through the sale of our convertible notes in the principal amount of $14,000,000 and senior notes in the principal amount of $16,000,000. If our consolidated net income, as defined, does not reach the stated level for the years ending December 31, 2008 and 2009, the conversion price will be adjusted in accordance with a fixed formula, which could result in the issuance of more shares of common stock. The adjustment in the conversion price is made on a formula basis. The following table sets forth a computation of the resulting conversion price if (a) the target levels are not met for both 2008 and 2009, (b) the number of fully-diluted shares of common stock (other than shares issuable upon conversion of the convertible notes) remains 18,308,247 throughout the period, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price.

Year	Conversion Rate Beginning of Year*	Conversion Price Beginning of Year	Conversion Rate As Adjusted	Conversion Price As Adjusted
2008	19,512	$5.125	24,021	$4.163
2009	24,021	$4.163	28,665	$3.489

* The conversion rate at the beginning of the year for 2008 has been adjusted to reflect the adjustment made pursuant to the indenture as supplemented by a supplemental indenture dated as of June 23, 2008, which resulted in a reduction of the conversion price from $6.34 to $5.125. The investors waived the right to any adjustment based on 2007 net income, in consideration for which Skywide agreed to pay the investors $600,000 by December 1, 2008.  As of December 19, 2008, Skywide was in default of this obligation.

The financing agreement gives the investors certain rights relating to our business which may affect our ability to develop our business.

The investors in our September 2007 financing have the right of approval with respect to our budgets in accordance with a schedule set forth in an investor rights agreement. We are also prohibited from dismissing the auditor without the investor’s consent unless the dismissal is approved by an audit committee on which a designee of the investor is a member. These rights may affect our ability to develop our business and may have a negative impact on our stock price.

The conversion price of the convertible notes is subject to reduction based on the market price of our stock .

The indenture pursuant to which we issued $14,000,000 of convertible notes provides that if the market price of the common stock on any March 28 or September 28 is less than the conversion price, the conversion price is reduced to the market price, as defined, but the conversion price is not to be reduced pursuant to this provision below $4.20 per share. The conversion price has been adjusted from $6.34 to $5.125 as a result of the implementation of that procedure pursuant to a supplemental indenture dated June 23, 2008. Depending on the market price of our common stock, there may be further downward adjustments.

We may be required to pay liquidated damages if we cannot fulfill the requirements of our $30,000,000 financing.

We were required to have a registration statement covering the shares of common stock declared effective by the SEC on or before March 14, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, we shall be required to pay additional interest at the rate of one percent 1% of the convertible notes. As of September 30, 2008, we had accrued additional interest in the amount of $420,000, which reflects the estimated liquidated damages which we are required to pay since the registration statement was not declared effective by December 9, 2008. Although we have filed a registration statement covering the underlying shares, we may have to accrue additional interest if the registration statement is declared effective by March 9, 2009.

Any adjustment in the conversion rate or event which requires payment of liquidated damages could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the conversion price pursuant to any of the adjustment provisions of the agreements relating to our $14,000,000 convertible notes or if we are required to pay liquidated damages, the adjustment or payment, or the perception that an adjustment or payment may be required, may have a depressive effect on both our stock price and the market for our stock.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 1,000,000 shares of common stock pursuant to our 2006 long-term incentive plan. The exercise of any options we may grant under this plan and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. If we issue all of the shares of common stock issuable pursuant to the plan, these shares will represent approximately 5.9% of the outstanding common stock, based on the presently outstanding shares of common stock.

Because we have significant related party transactions, institutional and other investors may be reluctant to purchase our stock which could affect both the price and the market for our stock.

In the PRC, there is no private ownership of real estate. Rather, the government grants real property rights which are transferable. During 2005, we purchased real property rights from a former related party, Beijing Sanhuan Technology Development Co., Ltd (“Beijing Sanhuan”) with an initial purchase price of $12.3 million, which was increased to $18.6 million, of which $16.4 million was paid as of September 30, 2008. We also license technology from Beijing Sanhuan for $170,000, of which $97,000 was paid as of September 30, 2008, and we use Beijing Sanhuan’s services for our subsidiaries. As a result, investors may be reluctant to invest in our common stock, which would affect both the stock price and the trading volume in our stock.

Because of our cash requirements and restrictions in our $30,000,000 financing we may be unable to pay dividends.

We expect to retain any earnings to finance the growth of our business, particularly, our proposed CNG station business, which is very capital intensive. Further, the agreements relating to our September 2007 financing has restrictions on our use of our funds.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

	Address	Size (square meters)	Size (square feet)	Term
Land use right owned by Sinogas	45# 66# Jinhua Road, Qingdao, Shandong	60,860	655,100	May 2057
Land use right owned by Jingrun	HanNan Community, Hongdao Street, Qingdao, Shandong	59,036	635,460	December 2056
Land use right owned by Xuancheng Sinoenergy	XuanHu Road, Xuancheng, Anhui	2,683	28,880	June 2058
Land use right owned by Qingdao Sinoenergy	Jiaonan, Qingdao, Shandong	100,000	1,076,400	Note 1
Land use right owned by Lixun	BeiHuanSan Road North, DaQiao County, Jiaxing, Zhejiang	8,130	87,511	June 2058

Note 1: These land use rights have not been transferred to us. We applied to the applicable government agency and we are awaiting government approval. The transfer will be made upon receipt of government approval. We believe that the approvals will be obtained.

Except for the land use right owned by Xuancheng Sinoenergy, we rent the land used by our CNG stations.  As of November 30, 2008, we lease eight parcels of land in Wuhan City and two parcels of land in Pingdingshan City for an aggregate annual rental of approximately $375,800.  Except for one lease that expires in 2010, one lease that expires in 2015 and one lease that expires in 2017, all of the leases expire in 2027 or later.

Wuhan Sinoenergy has an agreement to purchase the land use right for land located in Wuhan City for a purchase price of approximately $1.28 million, of which approximately $469,000 has been paid.

We believe that our present facilities are sufficient to meet its current and near term requirements.  In connection with the development of our CNG stations, we will require additional land use rights as we develop and open new CNG filling stations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our common stock has been traded on the Nasdaq Capital Market under the symbol SNEN since July 28, 2008. Prior to February 6, 2007, there was no market for our common stock. From February 6, 2007 until July 25, 2008, our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid price of our stock by calendar quarter since commencement of trading.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The information is provided by National Quotation Bureau.

Closing Bid	2007		2008
	High	Low	High	Low
First quarter	$4.78	$3.18	$8.50	$4.80
Second quarter	5.48	3.90	5.98	4.94
Third quarter	6.44	4.32	7.03	4.53
Fourth quarter	10.16	6.22	5.01	1.97

The information for the first quarter of 2007 commences on February 6, 2007 and the information for the fourth quarter of 2008 reflects prices through December 17, 2008.

On December 17, 2008, the last reported sales price for our common stock was $2.50 per share.

On December 17, 2008, we believe we had approximately 1,000 beneficial owners of our common stock.

We have not paid dividends since our inception. Our agreement with the investors in the June 2006 private placement, and the indentures relating to our $30,000,000 private placement of notes prohibit or restricts our payment of dividends.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	845,000	$4.39	155,000
Equity compensation plan not approved by security holders	100,000	5.15	0

The 2006 long-term incentive plan is the equity compensation plan that was approved by the stockholders.

The equity compensation plan that was not approved by stockholders was the grant of warrants to purchase 100,000 shares which were granted to an investment relations firm pursuant to its engagement agreement.

ITEM 6.  Selected Financial Data

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We design, manufacture and market a range of pressurized containers for CNG. Although our initial business involved the manufacturing of customized equipment and pressure containers, our business has evolved as an increasing market is developing in the PRC for the use of CNG. Our CNG vehicle and gas station construction business consists of two divisions (i) the manufacturing of CNG vehicle and gas station equipment, and (ii) the design of construction plans for CNG stations, the construction of the CNG stations, and the installation of CNG station equipment and related systems.

We continue to manufacture a wide variety of pressure containers for use in different industries, including the design and manufacture of various types of pressure containers in the petroleum and chemical industries, the metallurgy and electricity generation industries and the food and brewery industries and have the capacity to design and manufacture various types of customized equipment.

All of our products and services are manufactured or performed pursuant to agreements with our customers, which provide the specifications for the products and services. We do not sell our products from inventory. As a result, our revenue is dependent upon the flow of contracts. In any fiscal period, a small number of customers may represent a disproportionately large percentage of our business in one period and a significantly lower percentage, if any, in a subsequent period.

Commencing in 2006, we began to construct CNG stations and, commencing in 2008 we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment, and we raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas process plants. We have a majority interest in one of these two ventures and a minority interest in the other. At September 30, 2008, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $2.4 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline that is presently under construction and is expected to be completed in or about 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined later.

In both the year ended September 30, 2008 and the nine months ended September 30, 2007, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 32% of total sales in the year ended September 30, 2008 and approximately 37.5% of sales for the nine months ended September 30, 2007, which, in each year, represented most of our revenue from this division. We are continuing to make sales to these customers.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM and sale in the aftermarket. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Lixun from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Lixun to 70%, and in April 2008 we acquired the remaining 30% for $1,145,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.  The business of manufacturing electronic parts for vehicle conversion kits as well as producing conversion kits is reported as a separate segment.

Our CNG vehicle and gas station equipment business include two product lines:

•	the manufacturing of equipment for CNG vehicles and gas stations and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our original business was the manufacture and sale of nonstandard equipment and pressure containers operated by our subsidiary, Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), of which we had been a 55% equity owner. During the second half of 2006, we acquired an additional 35% equity interest and as a result we became a 90% equity owner of Yuhan. In January 2008, we acquired the remaining 10%, and became a 100% owner of Yuhan.  As of September 30, 2008, the Company’s financial statements reflect a 75% ownership of Yuhan by Sinogas and a 25% ownership by Sinoenergy.

Steel and steel tubing are the major raw material used in manufacturing CNG facilities and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Beginning in May 2007, we also began to purchase steel tubes from the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes, and in August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

Our functional currency is RMB, which is the currency of the PRC, and our reporting currency is United States dollars. In addition, our purchases from our Italian supplier are in Euros. When we discuss the amount of our future obligations, we convert RMB or Euros to dollars at the current exchange rate. However, since the payment will be made in the future, the amount paid in United States dollars may be different from the amount set forth in this annual report as a result of fluctuations in the currency rates.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  There can be no assurance that the downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing our CNG filling stations or the market for our conversion kits.

In addition, we purchase CNG from government controlled entities.  Through two joint venture subsidiaries, we have agreements to purchase CNG from Sinopec through a natural gas pipeline which is not yet completed.  If this pipeline is not completed on time, we may have difficulty obtained adequate CNG for our stations. Further, although the agreements provide for an initial annual volume of 50 million cubic meters per year, increasing to not more than 200 million cubic meters per year.  The service is subject to the completion of a natural gas pipeline between Sichuan and Shanghai, which is expected to occur in the first half of 2009. The sales volume is subject to annual natural gas purchase agreements and the price is subject to future determination.

During 2008, we sold a 24.95% interest in Sinogas.  Sinogas operates the CNG station facilities and construction and owns 75% of the subsidiaries that operate the vehicle conversion kit segment and customized pressure container segment.  The only segment that is wholly-owned by us is the CNG station operation.

RESULTS OF OPERATIONS

We are engaged in four business segments:

(i) Customized pressure container business:

Our customized equipment and pressure container business is a traditional chemical equipment manufacturing business with low profit margin. It includes design and manufacturing of various types of pressure containers for industries such as the petroleum and chemical, metallurgy, electricity generation and food and beverage industries.

(ii) CNG Station Facilities and Construction

Our CNG station construction business represents:

▪
The manufacture and installation of CNG vehicle and gas station equipment that is used in the transportation and storage of CNG and the operation of a CNG station. We provide these services for other companies that operate CNG stations.

▪
CNG station construction service, which includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. The gross margin for CNG gas stations technical consulting service was high, as a result of our know-how in CNG system design and the absence of significant competition. Because of our emergence into the CNG filling station business, we did not receive any CNG station construction service orders from the beginning of 2007. We anticipate that, at least in the near term, we will devote most, if not all, of our CNG construction business to the construction of our own CNG filling stations.

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of December 10, 2008, we were operating sixteen CNG stations, of which eleven are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional three stations are in the final stages of construction located in Wuhan.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

RESULTS OF OPERATIONS

Year ended September 30, 2008 and nine months ended September 30, 2007

In September 30, 2007, we changed our fiscal year from a calendar year to a year ending on September 30, commencing with the year ending September 30, 2008.  As a result, we are comparing the results of operations for the year ended September 30, 2008 with the nine-month transitional period ending September 30, 2007.  As a result, in each category of the statements of operations, we will be comparing a twelve-month period with a nine-month period.

The information set forth below has been derived from our audited financial statements for the year ended September 30, 2008, and nine-month transitional period ended September 30, 2007.

Year Ended September 30, 2008 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$9,692	$16,237	$3,246	$11,765	$40,940
Cost of sales	5,375	9,470	2,551	8,194	25,589
Gross profit	4,318	6,77	695	3,571	15,351
Gross margin	45%	42%	21%	30%	37%
Operating expenses:
Selling expenses	275	53	150	404	881
General and administrative expenses	942	1,591	1,533	822	4,889
Total operating expense	1,217	1,644	1,683	1,226	5,770
Income (loss) from operations	$3,100	$5,124	$(988)	$2,345	$9,581

Total assets	$41,075	$45,441	$28,654	$17,177	$132,347

Nine months ended September 30, 2007 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net sales	$3,250	$6,064	$-	$6,609	$15,923
Cost of sales	1,873	2,176	-	4,041	8,090
Gross profit	1,377	3,888	-	2,568	7,833
Gross margin	42%	64%		39%	49%
Operating expenses:
Selling expenses	100	23	-	111	234
General and administrative expenses	529	970	1,130	700	3,329
Total operating expense	629	993	1,130	811	3,563
Income (loss) from operations	$748	$2,895	$(1,130)	$1,757	$4,270

Total assets	$21,792	$33,827	$10,979	$22,468	$89,066

Net Sales. Net sales for the year ended September 30, 2008 (“2008”) was approximately $40.9 million, an increase of approximately $25.0 million, or 157%, from sales of approximately $15.9 million for the nine month transitional period ended September 30, 2007 (the “September 2007 period”).  This increase resulted from:

•
An increase of approximately $6.4 million, or 198%, in sales from customized pressure containers, reflecting an increase in demand for these products, representing a fairly constant sales price per unit with an increase in the number of units sold.

•
An increase of approximately $10.2 million, or 168%, in sales from the CNG stations facilities and construction, resulting from the increased demand for the construction and equipping of CNG stations. Most of the sales from this segment came from two customers, from which we generated 32.0% of our total sales in 2008 and 37.5% of our sales in the September 2007 period. Our sales from other customers in this segment, both in terms of dollars and as a percentage of total sales, increased as we were able to expand this segment.

•	Sales of approximately $3.2 from the sale of CNG as we commenced operations in this business during 2008. We had no sales from CNG stations during the September 2007 period.

•
An increase of approximately $5.2 million, or 78%, from the sales of conversion kits. We commenced this business in April 2007. As a result, we only had six months of operations during the September 2007 period. The increase represents a gradual increase in sales of these products. Any continued increase in this business is likely to be affected by the willingness of consumers and taxi fleets to purchase these kits in view of the decrease in gasoline prices and the increased economic pressures. Since the price of gasoline and CNG is controlled by the government, gasoline prices have not fluctuated in China to the same extent that they did in the United States.

For most of 2008, China was in a period of economic growth, and the CNG businesses were affected by both this period of growth as well as the policies of the government to encourage the use of CNG as a method of reducing pollution.  We cannot predict the effect of the economic downturn on our business in the near future.

Cost of Sales; Gross Margin. The cost of sales for the 2008 was approximately $25.6 million, an increase of approximately 216% from approximately $8.1 million for the September 2007 period. Our overall gross margin decreased significantly from 49% to 37% from the September 2007 period to the 2008, because of the following reasons:

•
Our gross margin for the CNG station facilities and construction includes both construction and consulting, with the consulting services generating a higher gross margin. The sales from this segment in the September 2007 period including consulting service, which we did not generate in 2008. As a result, our gross margin in this segment declined from 64% to 42%.

•
Our gross margin for the operation of our CNG stations, which commenced during the December 2007 quarter, was approximately 21%, which lowered the overall gross margin. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

•
As the market for vehicle conversion kits matured, our gross margin in this segment decreased from 39% to 30%. It is possible that any downturn in this segment may also result in a reduction of our gross margin.

Selling Expenses.  Selling expenses increased approximately $647,000, or approximately 276%, from the September 2007 period to 2008.  A significant portion of the increase relates to the CNG station segment, where we had no selling expenses in the September 2007 period and selling expenses of $150,000 in 2008. In addition, selling expenses for the vehicle conversion kits segment increased $293,000 because of the expansion of our marketing efforts. Selling expenses in the other segments generally reflect the increase in sales.

General and Administrative Expenses.  General and administrative expenses increased approximately $1,560,000, or 47%.  This increase includes pre-operational expenses for the CNG station operation segment of $1,071,600. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  Non-cash compensation expenses of $552,000 includes the value of shares transferred to a former officer by a principal stockholder, which is owned by our chief executive officer and our chairman. Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Our interest expense for 2008 was approximately $1.8 million, as compared with $308,000 for the September 2007 period. Because of the $30 million financing in the late September 2007, interest expense increased accordingly.  Although the stated interest rate on the convertible notes in the principal amount of $14 million is 3%, if the notes are not converted by maturity, we are required to pay interest at the rate of 13.8% per annum, less interest previously paid. Accordingly, we accrue interest at the rate of 13.8% per annum, of which 3% is treated as current interest and 10.8% as deferred interest. The registration rights agreement relating to the shares of common stock issuable upon conversion of the convertible notes required the registration statement to be declared effective by March 28, 2008.  The indenture relating to the convertible notes requires us to pay additional interest of 1% of the principal amount for each 90-day period thereafter during which we have failed to have the registration statement declared effective. As a result, we incurred additional interest of $420,000 in 2008 as a result of our failure to have a registration statement relating to the shares issuance upon conversion of the convertible notes declared effective during three 90-day periods.  If the registration statement is not declared effective by March 24, 2009, we will owe an additional $140,000 of additional interest, representing an additional 1% of the principal amount of the convertible notes.

Other Income. During 2008, we generated:

•	Rental income of approximately $3.8 million, arising from the lump sum rental payment for our land use rights for our former manufacturing facility.

•
Gain of $5.8 million resulting from the sale by Sinogas, a subsidiary, of a 24.95% interest in Sinogas for RMB124,760,000 (equivalent to $18,297,816 at the balance sheet date exchange rate). In related transactions, Sinogas acquired the remaining 30% interest in Lixun from the former stockholder of Lixun and a company owned by the former stockholder of Lixun purchased a 3.95% interest in Sinogas.

•	Gain on the sale of a subsidiary of approximately $1.7 million, represents the gain on the sale of a subsidiary which was both acquired and sold during 2008.

Income Taxes. Our income taxes increased from $188,000 in the nine months period ended September 30, 2007 period to $1,309,000 in the year ended September 30, 2008.  This increase reflects both an increase in income before income taxes from approximately $4.0 million in the September 2007 period to approximately $23.0 million in 2008.  In addition, during 2007, two of our subsidiaries, Sinogas and Yuhan, had a 100% tax exemption for 2007 and a 50% tax exemption in 2008 and 2009. The income tax reflects a tax rate of 12.5%, which is 50% of the 25% tax rate, resulting is $783,000 of income tax being accrued in the year 2008.  These exemptions are based on a calendar year, so for 2008, we received the benefit of the 100% exemption for calendar 2007 for the first three months of the fiscal year.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  The increase from $142,000 in the nine months period ended September 30, 2007 to $1,082,000 in the year ended September 30, 2008 results both from increased income in the subsidiaries and from the sale by Sinogas in 2008 of a 24.95% interest in its equity.

Net Income.  As a result of the foregoing, we had net income of approximately $16.2 million, or $1.02 per share (basic) and $0.97 (diluted) for 2008, as compared with net income of approximately $3.6 million, or $0.28 per share (basic) and $0.27 (diluted) for the September 2007 period.

Comprehensive Income.  Comprehensive income was approximately $19.8 million for 2008 as compared with approximately $4.6 million for the September 2007 period.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $3.6 million in 2008 and approximately $1.0 million in the September 2007 period.

Liquidity and Capital Resources

At September 30, 2008, we had cash of approximately $9.4 million, an increase of approximately $4.9 million from September 30, 2007. At September 30, 2008, we had working capital of approximately $35.0 million and shareholders’ equity of approximately $55.2 million, compared with working capital of approximately $24.7 million and shareholders’ equity of approximately $32.7 million at September 30, 2007.

For the year ended September 30, 2008, net cash used in operating activities was $20.2 million. The changes in working capital for the year ended September 30, 2008, were primarily related to a $15.8 million increase in accounts receivable, a $18.4 million increase of other receivables, a $4.4 million increase in inventories, partially offset by a $3.6 million increase in accounts payable and a $1.5 million increase in other liabilities. The increase in accounts receivable reflects the nature of the competition, with customers seeking a longer period to make the payment.

We used approximately $27.0 million in investing activities for the year ended September 30, 2008. This was due primarily to the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment ($16.5 million) and land use rights ($2.1 million).

Net cash provided by financing activities was $48.8 million for the year ended September 30, 2008, primarily related to $29.8 million of net proceeds from note subscription, $18.2 million from the sale by Sinogas of a minority equity interest, $15.6 million loans from domestic banks in China, which were offset by the repayment of $14.8 million in short-term borrowings from domestic banks in China.

For the September 2007 period, we generated cash of approximately $5.2 million from our operations, and we used approximately $25.2 million in investing activities, consisting of payments of approximately $16.8 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $8.4 million to purchase a portion of the minority interest in some of our subsidiaries.

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

Our agreement relating to the issuance of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes have covenants which could impair our ability to raise additional funds if we require the funds either to develop or expand our present businesses, primarily the CNG station business, or to make acquisitions. These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 to September 28, 2008 and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 to September 28, 2008 and 3.75 to 1.00 if the debt is incurred thereafter, provided, that certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 until September 28, 2008 and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 through March 31, 2008, 2.75 to 1.00 from April 1, 2008 to September 30, 2008 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter.

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

As of September 30, 2008, the fixed charge coverage ratio is 12 to 1 and the leverage ratio is 2 to 1.  Although we were in compliance with the covenants at September 30, 2008, our failure to meet these covenants in the future would be an event of default under the notes, which could result in the noteholders exercising their remedies under the notes, including the right to demand payment. In such event, we may not be able to make payment, which failure could impair our ability to continue in business if we are not able to amend the agreement or obtain financing from other sources.

Commitments

We and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which we will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2008, our commitment for future funding was $2,625,000.

In the normal course of our business we issue purchase orders for equipment for our CNG stations and well as for components for our products.  At September 30, 2008, there were no significant outstanding purchase orders.

We also lease eight parcels of land in Wuhan City and Pingdingshan City for CNG stations, the current annual rent under these leases is approximately $462,600.

The following table set forth information as of September 30, 2008 as to our contractual obligations (dollars in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$30,000	$0	$16,000	$14,000	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	8,737	3,024	1,574	802	3,337
Purchase obligations(2)(3)	12,100	12,100	0	0	0
Investment obligations for joint ventures (3)	2,625	2,625	0	0	0
Obligations relating to acquisition of land use rights	0	0	0	0	0
Other long-term liabilities reflected on the balance sheet	0	0	0	0	0
Interest obligations	9,919	2,899	4,680	2,340	0
Total	$63,381	$20,648	$22,254	$17,142	$3,337

(1)
The total represents the total principal amount of our 12% senior notes in the principal amount of $16,000,000 and 3% senior convertible notes in the principal amount of $14,000,000.  The amounts in this table reflect the payments due with respect to these notes, and do not reflect the discounted value of the notes as reflected on the September 30, 2008 balance sheet.

(2)
We have purchase orders with several suppliers with aggregated amount of $28.84 million. At September 30, 2008, we had paid a total of $16.74 million for the purchase, and goods costing $15.79 million have been delivered to us.

(3)	These obligations have no specified payment period, and are treated as being due within one year.

We have no off-balance sheet assets or liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment, valuation of warrants and options and inventory valuation, and the determination of revenue and costs for under the percentage of completion method of revenue recognition.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition.  We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  We recognize product sales upon delivery. CNG station construction and revenue related to building technical consulting service is recognized on the percentage of completion basis. The percentage of completion method recognizes income as work on a contract (or group of closely related contracts) progresses.  The recognition of revenues and profit is generally related to costs incurred in providing the services required under the contract. Revenue is presented net of any sales tax and VAT.

Stock-Based Compensation. We grant stock options and stock grants to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.  We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for share-based compensation. In accordance with SFAS No. 123R, the fair value of stock options and warrants issued to employees and non-employees is measured at the grant date. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. In some cases, our principal stockholder, which is owned by our chief executive officer and our chairman, both of whom are directors, provided or agreed to provide stock to executive officers in connection with their employment.  These shares are treated as if the shares were contributed to us and issued by us.  The value of the shares is determined in accordance with SFAS No. 123R.
Foreign Currency Translation.  Our functional currency is RMB, and our reporting currency is United States dollars. Our balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the year. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Capitalization of Interest.  We capitalize interest incurred in connection with the construction of assets, principally our CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property.  We capitalized approximately $1.8 million of interest during 2008. We did not capitalize any interest during the September 2007 period.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. SFAS No. 141(R)  also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. We have not yet determined the impact on our consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We expect to adopt FSP FAS 142-3 as of October 1, 2009.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements begin on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 2008, the audit committee of the board of directors of Sinoenergy Corporation (the “Company”) accepted the resignation of Schwartz Levitsky Feldman LLP (“Schwartz Levitsky”), and the audit committee of the Board of Directors of the Company selected Grobstein, Horwath & Company LLP (“Grobstein Horwath”) to serve as the Company’s independent registered accounting firm for the year ending September 30, 2008. At no time since its engagement has Grobstein Horwath had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

Our consolidated financial statements at September 30, 2007 and December 31, 2006, for the period of January 1, 2007 through September 30, 2007 and the year ended December 31, 2006, respectively, were audited by Schwartz Levitsky. The audit report of Schwartz Levitsky report for these periods did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal periods and any subsequent interim period through the date of resignation, there were no disagreements with Schwartz Levitsky on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schwartz Levitsky, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A.  CONTROLS AND PROCEDURES

Management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

The conclusion of chief executive officer and chief financial officer regarding our disclosure controls and procedures is based solely on management’s conclusion that our internal control over financial reporting was not effective.

 Our material weaknesses related to:

•
an insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complex financial accounting and reporting requirements and materiality thresholds.

•
Lack of internal audit function-the monitoring function of internal control is not well performed due to insufficient capable resources. In addition, the scope and effectiveness of internal audit function are yet to be developed.

•	Insufficient or lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

Our deficiency related to the lack of adequate training of employees, especially those recently hired, on our accounting policies and our antifraud programs.

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weaknesses and deficiency in its internal control over financial reporting with the audit committee of the board of directors and is in the process of developing and implementing remediation plans to address the material weaknesses and deficiency in our internal control over financial reporting. During the fiscal year ended September 30, 2008, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions were currently in process, to address the material weaknesses and deficiency in our internal control over financial reporting described above:

•	Reorganize and restructure our corporate accounting staff by:

	•	revising the reporting structure and establishing clear roles, responsibilities, and accountability;

	•	hiring additional technical accounting personnel to address our complex accounting and financial reporting requirements;

	•	assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training; and

	•	establishing internal audit functions,

•	Improve period-end closing procedures by:

	•	ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel;

	•	implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate;

	•	developing better monitoring controls for corporate accounting and at our subsidiaries,

	•	documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls, and

	•	making efforts to develop written policies and procedures, but the progress has been slowed due to limited resources and personnel changes.

Due to lack of qualified personnel in the region, we were not able to hire sufficient internal audit resources before the end of 2008. During 2008, we hired an internal audit manager and, we will increase our efforts to hire qualified personnel.  We anticipate that we will be able to complete the remediation before September 30, 2009.

Other than as described above, management does not believe that there have been any other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certification of our chief executive and chief financial officer, which is included as Exhibits 31.1 and 31.2 to this annual report on Form 10-K, includes, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certification should be read in conjunction with the information contained in this “Item 8A - Controls and Procedures” for a more complete understanding of the matters covered by such certification.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Bo Huang	38	Chief executive officer and director
Tianzhou Deng	52	Chairman and director
Shiao Ming Sheng	59	Chief financial officer
Anlin Xiong	29	Vice president and secretary
Cindy Ye	33	Financial controller
Robert I. Adler	74	Director
Renjie Lu	73	Director
Greg Marcinkowski	48	Director
Baoheng Shi	70	Director
Xiang Dong (Donald) Yang	42	Director

Bo Huang has been our chief executive officer and a director since the completion of the reverse acquisition in June 2006. He has been chief executive officer and chairman of Sinogas since its organization in 2005. He and Mr. Deng are the founders of Sinogas. He was president of Beijing Tricycle Technology Development Co., Ltd., a company engaged in the development of natural gas conversion kits from 2003 to 2005, and vice president of Chengchen Group, an investment and trading company from 1997 to 2003. Mr. Huang graduated from Renmin University of China in Beijing in 1993 with a bachelor’s degree in international finance.

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

Shiao Ming Sheng has been chief financial officer since October 2008. From 2003 until October 2008, Mr. Sheng served as a principal of Intelligent Genesis, which was engaged in corporate consulting and venture formation, and from 1996 until 2002, Mr. Sheng was founder and chief executive officer of Intelligent Paradigm, a computer video technology developer. Mr. Sheng received a degree in biochemistry from Dartmouth College and has authored numerous scientific papers and editorial articles for trade journals and magazines.

Anlin Xiong has been vice president in charge of financing and investment activities since February 2008 and secretary since June 2008. Mr. Xiong was a senior manager at BOE Technology Group Co., Ltd., a leading Chinese LCD (Liquid Crystal Display) manufacturer listed on Shenzhen Stock Exchange, from October 2005 until February 2008. From May 2005 until October 2005, Mr. Xiong was a senior engineer at Alpha & Omega Semiconductor (Shanghai) Co. Ltd. in China. Mr. Xiong received a MS in Electrical Engineering from the University of Illinois at Urbana-Champaign in 2004, a MS in Physics from West Virginia University in 2003, and a BS in Electronic Engineering from Tsinghua University in China in 2000. Mr. Xiong also holds a Certificate of China Legal Professional, which is the lawyer qualification certificate in China.

Cindy Ye has been financial controller since June 2008. Ms. Ye was vice president in charge of accounting activities from January to June 2008.  Ms. Ye was a senior manager at Beijing Yongtuo Certified Public Accountants Co., Ltd. from September 2001 until December 2007. Ms. Ye received an MS in international trade from the Capital University of Economics and Business in China in 2001, and a BS in material science from the Northwest Institute of Light Industry in China in 1998.

Robert I. Adler has been a director since July 2006.  Mr. Adler is a private investor. He retired in 1973 from a position as investment advisor with UBS Financial Services, where he had been employed for the prior year. Mr. Adler’s prior experience includes terms as a managing director for ING Furman Selz Asset Management, vice president and senior investment officer of BHF Securities Corp and DG Bank, New York Branch and vice president of Kuhn, Loeb & Co. Recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at New York University School of Business Administration. He is a member of Institute of Chartered Financial Analysts and the New York Society of Security Analysts. Mr. Adler is also a director of China Medicine Corporation, a company that markets and distributes medicine products in the PRC, and Precision Aerospace Components, Inc., a stocking distributor of precision fasteners based in New York City.

Renjie Lu has been a director since July 2006.  Mr. Lu has more than 40 years of working experience in the energy industry in China. As an industry veteran, he currently is a senior member of the Advisory Council Committee of Shengli Administration Bureau, SINOPEC (China Petroleum & Chemical Corp, a NYSE-listed company). Mr. Lu was chief executive officer and director of Shengli Administration Bureau, SINOPEC from 1989 to 1996, where he managed about 500,000 employees; he was chief executive officer and director of Jianghan Administration Bureau, SINOPEC from 1987 to 1989; and executive vice president of Zhongyuan Exploration Bureau, SINOPEC from 1975 to 1987. Mr. Lu graduated from University of Petroleum, China in 1963 with a BSc.

Greg Marcinkowski has been a director since July 2006.  Mr. Marcinkowski has been a vice president of operations at WorldStrides since 2000. WorldStrides is a U.S. provider of student educational and performing arts tours in a variety of programs and destinations throughout the world. From 1999 to 2000, Mr. Marcinkowski was the vice president of purchasing at Solo Cup Corporation, which is a manufacturer of packaging products for retail food industries. Mr. Marcinkowski has a MBA and a BSc in mechanical engineering from Northwestern University.

Baoheng Shi has been a director since July 2006.  Mr. Shi is a pioneer and a top scientist/researcher in the Chinese clean energy area. Mr. Shi is a professor at Beijing University, University of Petroleum, China, and China Geology University. He is deputy director of natural resource, China National Science & Technology Development Committee. Since 1993, Mr. Shi has initiated natural gas vehicle usage in China, and is recognized as a pioneer in the industry in China. He published “Natural Gas Vehicle Development” in 1999 and “Technology of Natural Gas Vehicle” in 2000. Mr. Shi has been director of New Technology Development Center, China National Petroleum Corp, a NYSE-listed company from 1993 to 2000; president of China National Petroleum’s Science & Technology Bureau from 1978 to 1993. Mr. Shi has a B.Sc. from Beijing University.

Xiang Dong (Donald) Yang has been a director since May 2008.  Mr. Yang has been president of Abax Global Capital, a Hong Kong based investment firm of which Mr. Yang is a founding partner, focused on Pan-Asian public and private investments with a particular emphasis on Greater China and South East Asia.  From 2000 to 2007, Mr. Yang was a managing director and head of Hong Kong and China Debt Capital Market at Merrill Lynch.  Mr. Yang holds an MBA degree from the Wharton School of Business and a BA degree from Nankai University in China.   Abax Lotus Ltd., an affiliate of Abax Global Capital, is the lead investor in our $30,000,000 note financing which closed in September 2007, having purchased $10,700,000 principal amount of our 12% Guaranteed Senior Notes due 2012 and $9,300,000 principal amount of our 3% Guaranteed Senior Convertible Note due 2012. Pursuant to an investor rights agreement, Abax has the right to appoint up to 20% of the members of our board of directors and Mr. Tianzhou Deng, our chairman of the board of directors, and Mr. Bo Huang, our chief executive officer, have agreed to vote the shares of common stock beneficially owned by them in favor of the election of the Abax nominees for director at each annual or special meeting of shareholders at which an election of directors is held or pursuant to any written consent of the shareholders.

Our directors are elected for a term of one year or until their successors are elected and qualified. There is no family relationship between any of our officers and directors.

Director Independence

Four of our directors, Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, are independent directors, using the Nasdaq definition of independence.  These four directors comprise the audit committee and the stock option subcommittee of the compensation committee and they, together with Mr. Tianzhou Deng, our chairman, comprise the compensation committee.  Mr. Deng is not an independent director.  Because of his affiliation with Abax Global Capital, Mr. Yang is not deemed to be an independent director.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, with Mr. Adler as chairman. The compensation committee is comprised of Renjie Lu, Robert I. Adler, Greg Marcinkowski and Baoheng Shi, with Mr. Lu as chairman. The nomination committee is comprised of Robert I. Adler, Greg Marcinkowski, Renjie Lu, Baoheng Shi, with Mr. Shi as chairman. Our 2006 long-term incentive plan is administered by the compensation committee.

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.

The compensation committee serves as the stock option committee for our stock option plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

The nomination committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended September 30, 2008, the following officers, directors and 10% stockholders were late in their filings: Mr. Huang and Mr. Deng were each late in filing two Form 4s. Mr. Lu and Mr. Shi were each late in filing a Form 3 and were each late in filing two Form 4s. JLF Offshore Fund Ltd was late in filing a Form 3. Jeff Feinberg, JLF Offshore Fund Ltd. and JLF Partners I, L.P. were each late in filing a Form 3. Ms. Qiong (Laby) Wu, a former chief financial officer, was late in filing a Form 4. Ms. Lan Gu, a former chief financial officer, failed to file one Form 3 and one Form 4.  Greg Marcinkowski was late in filing one Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation for our executive officers is determined by our compensation committee, which is comprised solely of independent directors.  Our philosophy is to provide a compensation package that attracts and retains executive talent.  We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.  Of the three named executive officers, only one, our chief executive officer, is continuing as an executive officer.  The other two named executive officers, both of whom served as chief financial officer during part of the year ended September 30, 3008, resigned from their positions.  Our chief executive officer and our chairman (who is not an executive officer) are our founders and they are the sole stockholders of Skywide, which is our largest stockholder.

Although the principal method of providing compensation to our named executive officers is a salary, we also have adopted the 2006 long term incentive plan, which permits the grant of stock options, stock grants and other forms of equity-based compensation.  The plan is administered by the compensation committee.  Our executive officers are eligible for grants pursuant to the plan.  Although no options were granted to our chief executive officer during the year ended September 30, 2008, we previously granted to each of our chief executive officer and our chairman options to purchase 50,000 shares of common stock at an exercise price of $4.00 per share, which is the fair market value on the date of grant.

Our present chief financial officer was hired subsequent to the end of the fiscal year.  The compensation provided to the new chief financial officer contains provisions for a base salary, a bonus and equity in the form of stock options to be granted under the 2006 long-term incentive plan and stock grants to be transferred to the chief financial officer by Skywide.

Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Executive Officers’ Compensation

The following table is the compensation to our chief executive officer and chief financial officer during the year ended September 30, 2008 and the nine month transitional period ended September 30, 2007. No officer received compensation of $100,000 or more.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Bo Huang, chief executive officer	2008	$50,000	$—	$—	$50,000
	2007	24,000	—	31,000	55,000
Qiong (Laby) Wu, chief financial officer	2008	27,000	120,600	—	147,600
	2007	25,000	—	31,000	56,000
Lan Gu, chief financial officer	2008	15,000	—	—	15,000

Ms. Wu was chief financial officer during 2007 and during a portion of 2008, and Ms. Gu was chief financial officer during a portion of 2008.  Neither Ms. Wu nor Ms. Gu is currently an officer.

The stock awards to Ms. Wu represent the value of 20,000 shares of common stock transferred to Ms. Wu by Skywide on July 18, 2008, our principal stockholder which is owned by Mr. Huang and Mr. Deng.

Employment Agreements

Except for an employment agreement with Shiao Ming Sheng, we have no employment agreements with any of our executive officers, and none of our executive officers have any severance arrangements.

On October 20, 2008, we entered into an employment agreement with Mr. Sheng to serve as our chief financial officer, for an initial term of three years. Pursuant to the agreement, Mr. Sheng shall receive compensation of $5,000 per month during the term of the agreement. Mr. Sheng shall also receive a $5,000 bonus on each anniversary of the effective date. In addition, Mr. Sheng shall receive an aggregate of 30,000 shares of common stock of the Company during the initial term of the agreement as follows. Mr. Sheng will not receive any shares until he has been employed for one year, at which time he is to receive 10,000 shares. Thereafter, his shares will vest at the rate of 833 shares per month over the remaining two years of the initial term. The shares of common stock issuable to Mr. Sheng shall be transferred by Skywide, our principal stockholder which is owned by Mr. Tianzhou Deng and Mr. Bo Huang.

Pursuant to the employment agreement, Mr. Sheng will also receive options to purchase up to 150,000 shares of common stock, of which 50,000 shares shall be granted on each anniversary of the effective date during the initial term. The options will be immediately excisable upon grant and will terminate upon termination of Mr. Sheng’s employment under the terms of the employment agreement. After completing one full year of employment, the second and third option grants covering 50,000 shares of common stock per year will be adjusted in direct proportion to the length of his employment. The exercise price of the options granted shall be equal to the intraday market price of our common stock on the date the options are granted. Mr. Sheng is also to receive certain performance-based compensation in the form of an increase in number of shares underlying the options to be granted to him, depending on our stock price performance at the end of Mr. Sheng’s first full employment year. Pursuant to this provision, Mr. Sheng may receive additional options equivalent to 50% of the margin of increase of our stock price at the end of first full employment year. For the second and third years of employment, the additional amount of options granted to Mr. Sheng will be directly proportional to the percentage increase in our stock price. Thus, if the stock price increases by 100% during Mr.Sheng’s first year, the number of shares subject to options will increase by 50%.  During the second and third years, the number of shares subject to options for each year will increase by the same percentage as the increase in the stock price.

Mr. Sheng’s employment may be terminated at any time, with or without cause. In the event that Mr. Sheng’s employment is terminated by us without cause, Mr. Sheng is entitled to a severance payment of two months salary.

2006 Long-Term Incentive Plan

In 2006, we adopted the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The plan is presently administered by the compensation committee.  Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his election, a five-year option to purchase 15,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 2,500 shares of common stock on April 1st of each year, commencing April 1, 2007.

Outstanding Equity Awards at Fiscal Year End

During the year ended September 30, 2008, we did not grant any options or stock awards to the officers named in the summary compensation table.  The following table sets forth information as to options held at September 30, 2008 by the officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Bo Huang	50,000	0	0	$4.00	5/8/2012
Qiong (Laby) Wu	50,000	0	0	$4.00	5/8/2012
Lan Gu1

1
During the year ended September 30, 2008, Lan Gu was entitled to a grant of 30,000 shares of common stock and options to purchase 75,000 shares of common stock at $5.72 per share.  The stock grant and options were cancelled upon her resignation in October 2008.

No options were exercised by any officer named in the summary compensation table.  The following table sets forth information as to stock awards granted during the year ended September 30, 2008.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Bo Huang	0	$0
Qiong (Laby) Wu	20,000	120,600
Lan Gu	0	0

The shares acquired by Ms. Wu were transferred to her by Skywide.

Directors’ Compensation

Each independent director receives an annual directors’ fee of $12,000. In addition, pursuant to the 2006 long-term incentive plan, each newly-elected independent director received at the time of his or her election, a five-year option to purchase 15,000 shares of common stock at fair market value on the date of his or her election. In addition, the plan provides for the annual grant to each independent director of an option to purchase 2,500 shares of common stock on first trading day in April of each calendar year at market price commencing in 2007.  Tianzhou Deng is our chairman.  He received an annual salary of $36,000.  He is eligible for the grant of options pursuant to our 2006 long term incentive plan.

The following table sets forth information as to compensation paid to our directors who are not listed in the Summary Compensation Table during the year ended September 30, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Tianzhou Deng	$39,500	$-	$-	$39,500
Robert Adler	15,500	10,500	-	26,000
Renjie Lu	15,500	10,500	-	26,000
Greg Marcinkowski	15,500	10,500	-	26,000
Baoheng Shi	15,500	10,500	-	26,000
Xiang Dong (Donald) Yang	-	-	-	-

On April 1, 2008, we granted Mr. Adler, Mr. Lu, Mr. Marcinkowski and Mr. Shi options to purchase 2,500 shares at an exercise price of $4.06 pursuant to the automatic grant provisions of our 2006 long-term incentive plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of November 30, 2008 by:

•	Each director;

•	Each current officer named in the summary compensation table;

•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

•	All directors and officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percent

Tianzhou Deng 1603-1604, Tower B Fortune Centre Ao City Beiyuan Road, Chaoyang District, Beijing, China 100107	3,188,551	20.0%
Bo Huang 1603-1604, Tower B Fortune Centre Ao City Beiyuan Road, Chaoyang District, Beijing, China 100107	3,188,551	20.0%
Xiang Dong (Donald) Yang c/o Abax Global Capital (Hong Kong) Ltd. Suite 6708, 67/F Two Int’l Finance Center Hong Kong	1,849,384	10.4%
Abax Lotus Ltd. Suite 6708, 67/F Two Int’l Finance Center Hong Kong	1,849,384	10.4%
Robert I. Adler	18,750	*
Greg Marcinkowski	18,750	*
Renjie Lu	18,750	*
Baoheng Shi	18,750	*
Anlin Xiong	-	-
Shiao Ming Sheng	-	-
Cindy Ye	-	-
All officers and directors as a group (seven individuals beneficially owning stock)	8,301,486	46.3%
Jeff Feinberg c/o JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014	2,715,792	17.1%
CCIF Petrol Limited c/o China Renaissance Capital Investment Inc. M&C Corporate Services Limited P.O. Box 309GT, Ugland House South Church Street George Town, Grand Cayman, Cayman Islands	917,073	5.4%

*           Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of November 30, 2008.

Mr. Deng and Mr. Huang each owns a 50% interest in Skywide Capital Management Limited (“Skywide”), which owns 6,277,102 shares of common stock. Thus, Mr. Deng and Mr. Huang are deemed to beneficially own 50% of the shares owned by Skywide. As the sole owners of Skywide, they have joint voting and dispositive power with respect to the shares owned by Skywide. In addition, Mr. Deng and Mr. Huang each hold an option to purchase 50,000 shares of common stock.

Mr. Yang is a director, and he may be deemed a controlling person with respect to Abax Lotus, Ltd. The shares deemed to be beneficially owned by Mr. Yang represent the shares of common stock beneficially owned by Abax Lotus, Ltd. Mr. Yang and Christopher Chung-Yi Hsu have joint voting and dispositive power with respect to the securities owned by Abax Lotus. The shares beneficially owned by Abax Lotus consist of 34,750 shares of common stock and 1,814,634 shares issuable upon conversion of our 3.0% convertible notes in the principal amount of $9,300,000 based on the conversion rate in effect on November 30, 2008.

The shares beneficially owned by Mr. Adler, Mr. Marcinkowski, Mr. Lu, and Mr. Shi represent shares issuable upon exercise of options held by each of them.

The shares beneficially owned by CCIF Petrol Limited represent shares of common stock issuable upon conversion of our 3.0% convertible notes in the principal amount of $4,700,000 held by CCIF Petrol Limited, a British Virgin Islands company. CCIF Petrol Limited is wholly owned by China Century Investment Fund Limited, a Cayman Islands company, whose sole corporate director is China Renaissance Capital Investment Inc., a Cayman Islands company. Voting and investment powers of securities held by CCIF Petrol Limited is exercised by the board of directors of China Renaissance Capital Investment Inc. which consists of Mark Qiu, Hung Shih, Li Zhenzhi, Charles Pieper and Nicole Arnaboldi.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From the time of our organization until Sinoenergy Holding acquired Sinogas in November 2005, the principal shareholder of Sinogas was Beijing Sanhuan Technology Development Co., Ltd. (“Beijing Sanhuan”), which was then owned by Bo Huang and Tianzhou Deng. Mr. Huang and Mr. Deng have advised us that they no longer have any direct or indirect ownership or, and are not directors of, Beijing Sanhuan, except that Mr. Bo Huang was still the legal representative of Beijing Sanhuan before July 2007. During 2005, Sinogas signed an agreement to acquire the land use right for the land on which Sinogas’ offices and manufacturing facilities are located with initial transfer price of $12.3 million, of which $5.0 million was paid during 2005 and $4.1 million was paid in 2006. In May 2007, the purchase price for the land use right was increased to $18.6 million pursuant to an amendment to the sales agreement, as a result of increased costs and an increase in the value of the land use right. Pursuant to the amendment, the increase was conditioned upon Beijing Sanhuan providing the Company with a special purpose audit report to support the increased cost, and the management is to engage third party independent professionals to provide a report for the land use right valuation. In May 2007, the Company received the land use right certificate, which has a term of 50 years. As of September 30, 2008, the Company had paid the purchase price to Beijing Sanhuan in full.

We have an agreement with Beijing Sanhuan pursuant to which Beijing Sanhuan granted us the right to use Beijing Sanhuan’s technology and software relating to the integration, installation and maintenance of CNG station systems.  Under this agreement, we pay Beijing Sanhuan for the technology and software at the rate of $12,800 for each CNG substation and $23,051 for each CNG mother station. The, which became effective on January 1, 2006 as a ten- year term. We also pay Beijing Sanhuan $64 per hour for engineers provided by Beijing Sanhuan.

In August and December 2006, we established two new subsidiaries, Wuhan Sinoenergy and Pingdingshan Sinoenergy, with Beijing Sanhuan serving as a trustee for these two subsidiaries, for which we pay Beijing Sanhuan a fee of $2,561.

We believe that the transactions with Beijing Sanhuan were at prices and on terms no less favorable to us that would be available from non-affiliated third parties.

Xiang Dong (Donald) Yang, a director, is president of Abax Global Capital.  Abax Lotus Ltd is an affiliate of Abax Global Capital, and is the lead investor in our $30,000,000 note financing which closed in September 2007, having purchased $10,700,000 principal amount of our 12% Guaranteed Senior Notes due 2012 and $9,300,000 principal amount of our 3% Guaranteed Senior Convertible Note due 2012. Pursuant to an investor rights agreement, Abax has the right to appoint up to 20% of the members of our board of directors and Mr. Tianzhou Deng, our chairman of the board of directors, and Mr. Bo Huang, our chief executive officer, have agreed to vote the shares of common stock beneficially owned by them in favor of the election of the Abax nominees for director at each annual or special meeting of shareholders at which an election of directors is held or pursuant to any written consent of the shareholders.  Mr. Yang is the nominee of Abax.  The rights of the holders of the senior notes and the convertible notes, including the right to additional interest if we fail to have the shares issuable upon conversion of the convertible notes registered with the SEC in a timely manner and the right to an adjustment in the conversion price of the convertible note are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 15 of Notes to Consolidated Financial Statements.  At the time Abax purchased its senior notes and convertible notes, there was no relationship between us and either of the investors.

The indenture relating to the convertible notes provides for an adjustment in the conversion price of the notes if we fail to meet certain earnings levels.  Although we did not meet the earnings level for 2007, the investors waived the right to any adjustment based on 2007 net income, in consideration for which Skywide agreed to pay the investors $600,000 by December 1, 2008.  As of December 19, 2008, Skywide was in default of this obligation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In March 2008, we engaged Grobstein, Horwath & Company LLP (“Grobstein”) as our registered independent public accounting firm. Before that, on December 11, 2006, we engaged Schwartz Levitsky Feldman LLP (“Schwartz Levitsky”) as our registered independent public accounting firm.  We were billed by Grobstein and Schwartz Levitsky, as follows:

Description of services	Year ended September 30, 2008	Nine months ended September 30, 2007
Audit fees
-Schwartz Levitsky	$35,000	$173,000
-Grobstein	238,000	-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$273,000	$173,000

Audit fees.    Audit fees represent fees for professional services performed by Grobstein and Schwartz Levitsky for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for audit related services performed by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements. There were none of these fees incurred.

Tax Fees.  Tax fees represent fees for tax compliance services performed by our independent auditor.  Neither Grobstein nor Schwartz Levitsky performed any tax compliance services.

 All other fees.     Schwartz Levitsky and Grobstein did not perform any services other than the services described above.

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

The audit committee has determined that both Schwartz Levitsky and Grobstein are independent registered public accounting firms.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Index to Consolidated Financial Statements on Page F-1

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(3)	Exhibits

2.1	Exchange Agreement dated as of June 2, 2006, among the Registrant and the former stockholders of Sinoenergy.[1]

3.1	Restated articles of incorporation .[2]

3.2	By-laws. [3]

4.1	Form of convertible note issued in June 2006 private placement. [1]

4.2	Form of “A” warrants issued to investors in June 2006 private placement. [1]

4.3	Form of “B” warrants issued to investors in the June 2006 private placement.[1]

4.4	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 3.0% Guaranteed Senior convertible notes due 2012.[4]

4.5	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee relating to the 12.0% Guaranteed senior notes due 2012.[4]

10.1	2006 Long-term incentive plan .[1]

10.2
Agreement dated June 6, 2006, among Sinoenergy Holding Limited, its wholly-owned subsidiary, Qingdao Sinogas General Machinery Limited Corporation, Wuhan Fukang Automotive Cleaning Energy Company and Wuhan Yixiang Industry Trade Company (English translation).[6]

10.3	Agreement between Qingdao Sinogas General Machinery Co. Ltd. and Beijing Sanhuan Technology Development Co. Ltd. (English Translation).[6]

10.4	Agreement dated July, 2006, among Sinoenergy Holding Limited, Qingdao Kangtai Machinery Equipment Manufacture Co. Limited and Guili Shi (English translation).[6]

10.5	Agreement, dated March 16, 2007, by and among Sinoenergy Corporation, the June 2006 Private Placement Investors and Skywide Capital Management Limited. [7]

10.6	Agreement dated March 26, 2007, between Beijing Sinogas Sanhuan Technology Development Co., Ltd. and Qingdao Sinogas General Machinery Limited Corporation (English translation). [2]

10.7	Agreement dated January 26, 2007, among People’s Government of Xuancheng City, Anhui Province, China New Energy Development Investment Company Limited and the Registrant (English translation) .[8]

10.8	Agreement dated February 1, 2007, among People’s Government of Huangmei County, Hubei Province, China New Energy Development Investment Company Limited and the Registrant (English translation) .[8]

10.9
Letter of Intent to secure the supply of 200 million cubic meters of natural gas per year , dated May 14, 2007, among Hubei Gather Energy Gas Co, its 55% equity owned subsidiary,   Sinopec Shanghai Petrochemical Company Limited (English translation). [4]

10.10	Agreement of Natural Gas Sale and Purchase dated June 7, 2007, among China Petroleum and Chemical Corporation Natural Gas Branch and Anhui Gather Energy Gas Co., Ltd. (English translation).[4]

10.11	Composite Note Purchase Agreement, dated September 1, 2007, among Sinoenergy Corporation, Abax Lotus Ltd. and CCIF Petrol Limited. [4]

10.12	Agreement of Equity Interest Transfer dated August 28, 2007, among Junning International Industry Co. Ltd., Sinoenergy Holding Limited and Qingdao Guang An Industry Co. Ltd (English translation). [4]

10.13	Equity registration rights agreement dated September 28, 2007, by and among the Company, Abax Lotus Ltd. and CCIF Petrol Limited.[4]

10.14	Investor rights agreement dated September 28, 2007, by and among the Company, its subsidiaries, Mr. DENG Tianzhou and Mr. HUANG Bo, and Abax Lotus Ltd. and CCIF Petrol Limited.[4]

10.15	Information rights agreement dated September 28, 2007, from the Company to Abax Lotus Ltd. and CCIF Petrol Limited.[4]

10.16	Charge agreement over registered shares in Sinoenergy Holding Limited between the Company and DB Trustees (Hong Kong) Limited, as security agent. [4]

10.17	Composite non-competition covenant and agreement by Mr. DENG Tianzhou and Mr. HUANG Bo for the benefit of Abax Lotus Ltd. and CCIF Petrol Limited. [4]

10.18	English translation of Equity Transfer Agreement dated January 11, 2008, between Sinoenergy Holding Limited, Zhenghong Wang, Hengfu Guo and Jie Shi. [9]

10.19
English translation of Equity Transfer Agreement dated December 17, 2007, between Sinoenergy Holding Limited, Qingdao Qingqing Enviromental Industry Co., Ltd., Japan Chubu Daichi Yuso Co., Ltd., Japan Neverlandcopy and Sanix Co., Ltd. [10]

10.20
English translation of Supplementary Agreement of Equity Transfer dated December 24, 2007, between Sinoenergy Holding Limited,   Qingdao Qingqing Enviromental Industry Co., Ltd. and Qingdao Jia Run He Trading Co. Ltd. [11]

10.21	English translation of Land Agreement dated March 1, 2008, between Qingdao Sinogas General Machinery Co., Ltd and Qingdao Mingchen Real Estate Co., Ltd. [12]

10.22	Employment Agreement dated October 20, 2008, between the Company and Shiao Ming Sheng.[5]

10.23
Letter Agreement dated March 6, 2008, between Abax Lotus Ltd., CCIF Petrol Limited, and Skywide Capital Management Limited., and Indenture Waiver dated March 6, 2008, by Abax Lotus Ltd. and CCIF Petrol Limited. [2]

21.1	List of Subsidiaries.[2]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.[2]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.[2]

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.[2]

[1]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on June 15, 2006 and incorporated herein by reference.

[2]	Filed herewith.

[3]	Filed as an exhibit to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB which was filed with the Commission on March 27, 2000.

[4]	Filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on July 31, 2006 and incorporated herein by reference.

[5]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on October 24, 2008, and incorporated herein by reference.

[6]	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, and incorporated herein by reference.

[7]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on March 21, 2007, and incorporated herein by reference.

[8]	Filed as an exhibit to the Company’s Form 10-K report which was filed with the Commission on April 10, 2007, and incorporated herein by reference.

[9]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on January 28, 2008, and incorporated herein by reference.

[10]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on February 5, 2008, and incorporated herein by reference.

[1][1]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008, and incorporated herein by reference.

[1][2]	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOENERGY CORPORATION. (Registrant)

Dated: December 24, 2008	By:	/s/ Bo Huang
Bo Huang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below hereby authorizes Bo Huang and Shiao Ming Sheng or either of them acting in the absence of the other as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Bo Huang	Chief Executive Officer	December 24, 2008
Bo Huang	and Director (Principal Executive Officer)

/s/ Shiao Ming Sheng	Chief Financial Officer	December 24, 2008
Shiao Ming Sheng	(Principal Financial and
Accounting Officer)

/s/ Tianzhou Deng	Director	December 24, 2008
Tianzhou Deng

/s/ Robert I. Adler	Director	December 24, 2008
Robert I. Adler

/s/ Renjie Lu	Director	December 24, 2008
Renjie Lu

/s/ Greg Marcinkowski	Director	December 24, 2008
Greg Marcinkowski

/s/ Baoheng Shi	Director	December 24, 2008
Baoheng Shi

/s/ Xiang Dong (Donald) Yang	Director	December 24, 2008
Xiang Dong (Donald) Yang

SINOENERGY CORPORATION AND SUBSIDIARIES

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2/F-3
Consolidated Balance Sheet as of September 30, 2008 and 2007	F-4
Consolidated Statements of Income and Comprehensive Income for the Year Ended September 30, 2008 and the nine month transition period ended September 30, 2007	F-5
Consolidated Statements of Shareholders’ Equity for the Year Ended September 30, 2008 and the nine month transition period ended September 30, 2007	F-6
Consolidated Statements of Cash Flows for the Year Ended September 30, 2008 and the nine month transition period ended September 30, 2007	F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sinoenergy Corporation

We have audited the accompanying consolidated balance sheet of Sinoenergy Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinoenergy Corporation and subsidiaries as of September 30, 2008, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
December 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sinoenergy Corporation

We have audited the accompanying consolidated balance sheet of Sinoenergy Corporation as at September 30, 2007 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the nine months transition period ended September 30, 2007. These consolidated financial statements are the responsibility of the management of Sinoenergy Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinoenergy Corporation as of September 30, 2007 and the results of its operations and its cash flows for the nine months ended September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

/S/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
December 24, 2007	Licensed Public Accountants

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	September 30, 2008	September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$8,871	$3,322
Restricted cash	523	1,225
Accounts receivable, net	22,008	5,996
Other receivable, net	16,983	4,086
Note subscription receivable	-	29,840
Deposits and prepayments	7,918	2,795
Inventories	7,303	2,901
Deferred expenses	91	58
TOTAL CURRENT ASSETS	63,697	50,223

Long-term investments	1,568	1,592
Property, plant and equipment, net	30,298	8,388
Intangible assets	27,591	18,531
Due from related party	383	-
Other long term asset	6,891	9,599
Goodwill	1,906	729
Deferred tax asset	13	4
TOTAL NON-CURRENT ASSETS	68,650	38,843

TOTAL ASSETS	$132,347	$89,066

CURRENT LIABILITIES
Short-term bank loan	$11,953	$14,843
Notes payable	1,633	799
Accounts payable	5,894	3,166
Advances from customers	2,409	1,035
Additional interest payable under convertible note indenture	420	-
Income taxes payable	633	119
Other payables	5,341	5,181
Accrued expenses	335	395
Deferred income	95	-
TOTAL CURRENT LIABILITIES	28,713	25,538

Long-term notes payable	29,251	29,445
Long-term loans	3,667	-
Deferred tax liabilities	1,095	-
TOTAL LIABILITIES	62,726	54,983

Minority interests	14,394	1,363
Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,942,336 shares at September 30, 2008 and 15,709,033 at September 30, 2007	16	16
Additional paid-in capital	30,396	23,175
Retained earnings	19,953	8,217
Accumulated other comprehensive income	4,862	1,312

TOTAL SHAREHOLDERS’ EQUITY	55,227	32,720

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,347	$89,066

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands of United States dollars except per share information)

	Year Ended September 30, 2008	Nine months Ended September 30, 2007

NET SALES	$40,940	$15,923
COST OF SALES	(25,589)	(8,090)
GROSS PROFIT	15,351	7,833

OPERATING EXPENSES
Selling expenses	881	234
General and administrative expenses	4,889	3,329

TOTAL OPERATING EXPENSES	5,770	3,563

INCOME FROM OPERATIONS	9,581	4,270

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization of $176	3,836	-
Gain on sale of equity of subsidiary	7,367	-
Interest income	126	13
Interest expense	(1,783)	(308)
Other expense, net	(260)	(4)
Additional interest payable under convertible note indenture	(420)	-
OTHER INCOME (EXPENSES), NET	8,866	(299)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	17,138	3,783
Income taxes	(1,309)	(188)
Minority interest	(1,082)	(142)
NET INCOME	16,056	3,641
Other comprehensive income:
Foreign currency translation adjustments	3,550	964
COMPREHENSIVE INCOME	$19,606	$4,605
Net Income Per Common Share
Basic	$1.02	$0.28
Diluted	$0.98	$0.27
Weighted Average Common Shares Outstanding
Basic	15,721	12,776
Diluted	19,076	13,364

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Par Value Series A Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity -
Balance, December 31, 2006	7,318	$8	$3	$11,105	$4,576	$348	$16,040
Issuance of common stock on conversion of series A preferred stock	2,846	3	(3)				—
Warrants exercised to common stock	5,545	5		11,321			11,326
Amortization discount of 3% guaranteed senior convertible notes				176			176
Issuance of warrants for services				65			65
Grant of stock options				508			508
Net income for the period					3,641		3,641
Currency translation adjustment						964	964
Balance, September 30, 2007	15,709	16	—	23,175	8,217	1,312	32,720
Warrants exercised to common stock	233
Issuance of warrants for services				83			83
Grant of stock options				431			431
Adjustment to record reduction in conversion price of 3% senior convertible notes				2,266			2,266
Grant of stock award				121			121
Transfer of reserve				4,320	(4,320)		—
Net income for the period					16,056		16,056
Currency translation adjustment						3,550	3,550
Balance, September 30, 2008	15,942	$16	$—	$30,396	$19,953	$4,862	$55,227

The accompanying notes are an integral part of these financial statements.

 Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of United States dollars)

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,056	$3,641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity sale of subsidiary	(7,367)	-
Warrants and stock awards issued for services	83	65
Grant of stock options	552	508
Amortization of note discount	111	176
Estimated additional interest	420	-
Non-cash portion of interest expense	1,264	-
Minority interest	1,269	142
Depreciation	551	417
Amortization of intangible assets	134	367
Provision for (recovery of) doubtful accounts	(133)	220
Changes in operating assets and liabilities:
Accounts receivable	(15,940)	(1,805)
Other receivables, deposits and prepayments	(18,402)	164
Inventories	(4,402)	(1,964)
Deferred tax asset	(9)	-
Accounts payable	3,562	3,302
Accrued expenses	(60)	179
Advances from customers	1,374	334
Other payables	160	(1,251)
Deferred income	95	-
Income taxes payable	514	112

Net cash provided by (used in) operating activities	(20,168)	4,607

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,546)	(5,249)
Prepayment for long-term assets	(2,111)	(4,780)
Purchase of land use right	(2,127)	(6,784)
Purchase of minority interest in subsidiaries	(7,958)	(8,414)
Net proceeds related to sale of investment	1,738	-

Net cash used in investing activities	(27,004)	(25,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	29,840	-
Cash received from capital contribution in subsidiary	18,181	11,933
Proceeds from bank loan	15,620	11,682
Payment of bank borrowings	(14,843)	-

Net cash provided by financing activities	48,798	23,615

Effect on cash of changes in exchange rate	3,221	964

Net increase in cash	4,847	3,959
Cash at beginning of period	4,547	588

Cash at end of period	$9,394	$4,547
Supplemental disclosure of cash flow information:
Interest paid	$2,304	$295
Income taxes paid	$834	$-

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the consolidated financial statements

1.	The Company

(a) Organization

Sinoenergy Corporation (“Sinoenergy” or the “Company”) was incorporated in Nevada on March 2, 1999 under the name Franklyn Resources III, Inc. (“Franklyn”). The Company’s corporate name was changed to Sinoenergy Corporation on September 28, 2006.

On June 2, 2006, the Company acquired Sinoenergy Holding Limited (“Sinoenergy Holding”), a British Virgin Islands corporation.  Sinoenergy Holding was the sole stockholder of Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign-owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of the Company and the business of Sinogas became the business of the Company.

Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. With respect to such acquisitions, they are equivalent to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction was, in essence, a recapitalization, and was accounted for as a change in capital structure. The accounting for the acquisitions is identical to that resulting from a reverse acquisition, and no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sinoenergy/Sinoenergy Holding acquisition of the “legal acquirer,” Sinoenergy, are those of the “accounting acquirer,” which is Sinogas. The accompanying financial statements reflect the recapitalization of the shareholders’ equity section as if the transactions occurred as of the beginning of the first period presented. Earnings per share are restated for all period presented to reflect this recapitalization.

(b) Reverse Split of Common Stock

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

(c) Change of Fiscal Year

The Company changed its fiscal year from the calendar year to September 30, effective September 30, 2007.  These financial statements include the results of operations, cash flows and shareholders’ equity for the year ended September 30, 2008 and the nine month transitional period ended September 30, 2007.

(d) Subsidiaries of the Company

Set forth below is a list of the Sinoenergy’s wholly-owned and majority-owned subsidiaries, all of whose financial statements are consolidated with Sinoenergy.  References to the Company include the Company and its consolidated subsidiaries unless the context indicates otherwise.  The percentage ownership reflects the percentage ownership by Sinoenergy.

Company	Ownership %	Business activities
Sinoenergy Holding Limited	100%	Holding company
Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”)	75.05%	Production of compressed natural gas (CNG) facilities, technical consulting in CNG filling station construction, manufacturing of CNG vehicle conversion kit
Qingdao Sinogas Yuhan Chemical Equipment Company Limited (“Yuhan”)	81%**	Manufacturing of customized pressure containers
Wuhan Sinoenergy Gas Company Limited (“Wuhan Sinoenergy”)	80%*	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Pingdingshan Sinoenergy Gas Company Limited (“Pingdingshan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jiaxing Lixun Automotive Electronic Company Limited (“Lixun”)	81%**	Design and manufacturing of electric control devices for alternative fuel
Hubei Gather Energy Company Limited (“Hubei Gather”)	80%	Construction and operating of natural gas processing plants
Xuancheng Sinoenergy Vehicle Gas Company Limited (“Xuancheng Sinoenegy”)	100%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Jingrun General Machinery Company Limited (“Jingrun”)	100%	Design and manufacturing of petroleum refinery equipment and petroleum machinery
Qingdao Sinoenergy General Machinery Company Limited (“Qingdao Sinoenergy”)	100%	Manufacturing and installation of general machinery equipment

*             This subsidiary is owned 40% by Sinogas and 50% by Sinoenergy.
**           This subsidiary is owned 75% by Sinogas and 25% by Sinoenergy.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries as to which it exercises control. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment, valuation of warrants and options and inventory valuation, and the determination of revenue and costs.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Jiaxing Lixun and Xuancheng Sinoenergy, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008 and September 30, 2007, the Company did not have any cash equivalents.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for customers (other than related parties) based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. When circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

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

Long-Term Investments

Investments in entities in which the Company owns more than 20% but less than 50% of the equity and does not have the ability to control, but has the ability to exert significant influence, are accounted for using the equity method, which includes recognition of a percentage share of income or loss, dividends, and any changes in the investment percentage in an investee by an investor.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs which do not improve or extend the expected useful life of the assets are expensed to operations while major repairs and improvements are capitalized.

The estimated useful lives are as follows:

Buildings and facilities	20 years
Machinery and equipment	8 years
Motor vehicles	10 years
Office equipment and others	5 to 8 years

Intangible Assets

Intangible assets, representing patents, technical know-how, and acquired land use rights, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets which range from 10 to 50 years.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use right for the land on which the Sinogas, Xuancheng, Jingrun, and Qingdao Sinoenergy facilities are located is recorded as an intangible asset.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows (fair value), then the carrying amount of such assets is adjusted to their fair value.

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $1,791,795 of interest during the year ended September 30, 2008.  The Company did not capitalize any interest during the nine months ended September 30, 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  The Company recognizes product sales generally at the time the product is shipped. CNG station construction and building technical consulting service revenue related is recognized on the percentage of completion basis. Under the percentage-of-completion method, revenue is recognized based upon contract costs incurred to date as a percentage of total contract costs expected to be incurred at contract completion.  Revenue is presented net of any sales tax and value added tax.

Warranty Reserves

Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience and industry practice.  Based on experience and industry practice, the Company has established a warranty reserve rate of 0.2% of gross sales for customized pressure containers and CNG station facilities and construction segments. The Company periodically reviews this rate and revises it as necessary.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on October 1, 2007. The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

Foreign Currency Translations

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the year. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

For certain financial instruments, including cash, accounts receivable, related party and other receivables, accounts payable, other payables and accrued expenses, the Company estimates that the carrying amounts approximate fair value because of the nature of the assets and short- term maturities of the obligations.

Minority Interest

Minority interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The Company records the minority interest portion of any related profits and losses in consolidation.

Stock-Based Compensation

The Company grants stock options to employees and stock options and warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with SFAS No. 123R, the fair value of stock options and warrants issued to employees and non-employees is measured at the grant date. The Company utilizes the Black-Scholes option pricing model to determine fair value. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. In some cases, our principal stockholder, which is owned by our chief executive officer and our chairman, both of whom are directors, provided or agreed to provide stock to executive officers in connection with their employment.  These shares are treated as if the shares were contributed to and issued by the Company.  The value of the shares is determined in accordance with SFAS No. 123R.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. While there are risks associated with any concentration of customers management believes that the active monitoring system in place to monitor the creditworthiness of customers will minimize such risks.

The Company performs ongoing credit evaluations of its debtors, but does not require collateral, in accordance with industry practice in China.

The Company maintains its cash accounts with major banks in China.  While the Chinese banks do not provide deposit insurance.

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

The calculation of diluted weighted average common shares outstanding is based on the average of the closing price of the Company’s common stock during the reporting periods, and is applied to options and warrants using the treasury stock method to determine if they are dilutive. The common stock issuable upon conversion of the convertible preferred stock and convertible notes payable is included on an “as if converted” basis when the preferred stock and convertible notes are dilutive.

Comprehensive Income

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

The Company’s only component of other comprehensive income is foreign currency translation gain of $4,862,000 for the year ended September 30, 2008, and $1,312,000 for the nine months ended September 30, 2007.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company expects to adopt FSP FAS 142-3 as of October 1, 2009.

3. Restricted Cash

The balances of restricted cash as at September 30, 2008 and 2007 represent a deposit on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts receivable

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	September 30, 2008	September 30, 2007
Accounts receivable	$22,100	$6,274
Notes receivable-bank acceptance	114
Less: allowance for doubtful receivables	(206)	(278)

Balance	$22,008	$5,996

5. Note Subscription Receivable

Note subscription receivable relates to a long-term note described in Note 15.  The subscription was collected in October 2007.

6. Inventories

Inventories at September 30, 2008 and September 30, 2007 are as follows (dollars in thousands):

	September 30, 2008	September 30, 2007

Raw materials	$4,145	$1,936
Work in progress	2,428	538
Finished goods	721	426
Low value consumables	9	1

Total	$7,303	$2,901

7. Long-term investments

Anhui Gather and Hubei Gather

On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co., Ltd. (“China New Energy”) organized two companies to construct and operate natural gas processing plants – Anhui Gather Energy Company (“Anhui Gather”), which is based in Wuhu City, and Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”), which is located in Wuhan.

Anhui Gather was initially owned 55% by China New Energy and 45% by Tianjin Green Fuel.  On July 4, 2007, the Company purchased the 45% interest from Tianjin Green Fuel for $2,750,000.  Hubei Gather was initially owned 55% by the Company and 45% by China New Energy.   The Company’s capital obligation to Hubei Gather was $4,000,000, of which $1,375,000 was paid as of September 30, 2008.

In July 2008, the Company entered into an agreement with China New Energy pursuant to which it exchanged a 25% interest in Anhui Gather for a 25% interest in Hubei Gather.  As a result of the exchange, we own an 80% interest in Hubei Gather and a 20% interest in Anhui Gather.  Neither Hubei Gather nor Anhui Gather has commenced business activities.

Hong Kong Giant Power International Investment Ltd.

Hong Kong Giant Power International Investment Ltd is a holding company that, through its four subsidiaries, specializes in investing in CNG in China. On January 24, 2008, the Company acquired all of the equity of Hong Kong Giant Power International Investment Ltd. (“HK Power”) from its shareholders, who were unrelated to the Company. The acquisition cost was RMB64 million (equivalent to $8,865,713 at the date of acquisition) in cash. In June 2008, the Company signed an equity transfer agreement with an unrelated party ("Greka") to sell its 100% equity interest in HK Power for $10.68 million. As of September 30, 2008, Greka paid all the payments. The Company recorded a gain of $1,737,955 on the sale of its interest, which is reflected as other income in the statement of operations.

8. Property, Plant and Equipment

As of September 30, 2008 and 2007, property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2008	September 30, 2007

Buildings and facility	$6,254	$3,173
Machinery equipment	7,538	1,501
Motor vehicles	838	621
Office equipment and other	395	180
Total	15,025	5,475

Accumulated depreciation	(1,666)	(966)
	13,359	4,509

Construction in process	16,939	3,879

Net Book Value	$30,298	$8,388

9. Intangible Assets

As of September 30, 2008 and 2007, intangible assets consist of the following (dollars in thousands):

	September 30, 2008	September 30, 2007

Patent and technology know-how	$424	$350
Land use rights	28,054	18,856
Total	28,478	19,206

Accumulated amortization	(887)	(675)

Net Book value	$27,591	$18,531

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

The land use rights include four parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy and Jiaxing Lixun. The land use rights are being amortized over the following periods for which they are transferable and renewable:

Owner	Cost	Expiration
Sinogas	$20,772	May 2057
Jingrun	4,126	December 2056
Xuancheng Sinoenergy	874	June 2058
Qingdao Sinoenergy	1,914	(1)
Jiaxing Lixun	368	June 2058
Total	$28,054

(1) The purchase price for these land use rights has been paid in full, but the land use rights have not yet been transferred to the Company. The Company has applied to the applicable government agency and is awaiting government approval. The transfer will be made upon receipt of government approval. The Company believes that the approvals will be obtained in fiscal 2009.

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, a former shareholder of Sinogas, for a price of RMB160 million, equivalent to US$23.47 million based on the current exchange rate. The land is being amortized from May 2007 over a 50-year term. On March 1, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an unrelated party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, for a price of RMB40 million per year, equivalent to approximately $5.6 million per year based on the current exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease.

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the September 30, 2008 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the September 30, 2008 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group for $874,000 based on the September 30, 2008 exchange rate. The Company has paid the purchase price, and obtained the title deed for the land.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress, for approximately RMB43 million. The cost of the land use right paid by the Company was approximately $1.9 million based on the September 30, 2008 exchange rate.

In June 2008, Jiaxing Lixun acquired a land use right for $368,000, which will be used for construction of a new plant.

10. Goodwill

The amount of goodwill in the consolidated financial statements at September 30, 2008 and 2007 is as follows (dollars in thousands):

Transactions	September 30, 2008	September 30, 2007

Purchase of an additional 45% (2007:35%)interest in Yuhan	$995	$676
Purchase of 90% (2007:60%)equity in Jiaxing Lixun	619	53
Purchase of a 70% equity in Xuancheng Sinoenergy	258	—
Purchase of Jingrun	34

Total	$1,906	$729

On May 25, 2006, the Company and Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (“Kangtai”) formed Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), in which the Company held a 55% interest and Kangtai held a 45% interest. In August 2006, the Company entered into an agreement to acquire the remaining 45% interest for a purchase price of approximately $1.5 million, which was payable in installments. The consolidated balance sheet reflects goodwill of $995,000, which represents the excess of the purchase price for 45% of Yuhan’s equity over 45% of Yuhan’s tangible assets at date of acquisition. In January 2008, the Company paid the remainder of the purchase price. As of September 30, 2008, the Company’s financial statements reflect a 75% ownership of Yuhan by Sinogas and a 25% ownership by Sinoenergy.

In March 2007, the Company purchased a 60% interest in Jiaxing Lixun Automotive from its shareholders, for a total cash payment of $310,310. The consolidated balance sheet at September 30, 2007 reflects goodwill of $52,385, which represents the excess of the purchase price over the tangible assets of Lixun at the date of acquisition. In July 2007, the shareholders provided a further contribution to capital of $700,000 which increased the Company’s interest to 70%. In May 2008, the Company purchased the remaining 30% interest with a total cash payment of $1,152,000, including goodwill of $566,000. As of September 30, 2008, the Company’s financial statements reflect a 75% ownership of Lixun by Sinogas and a 25% ownership by Sinoenergy.

Xuancheng Sinoenergy was established on March 26, 2007. Upon incorporation, Shanghai CNPC owned a 70% interest and Sinogas owned a 30% interest. On November 6, 2007, the Company purchased the 70% equity interest owned by Shanghai CNPC for $1,807,000. The consolidated balance sheet as of September 30, 2008 reflects goodwill of $258,000, which represents the excess of the purchase price over the tangible assets of Xuancheng at the date of acquisition.

The Company monitors the impairment of goodwill at least annually. As of September 30, 2008, there were no indications that the carrying amount of the goodwill was impaired.

11. Other long-term assets

The amount of other long-term assets in the consolidated financial statements at September 30, 2008(dollars in thousands) consists primarily of the following:

(1) $3,715,159 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets

(2) $1,021,046 due from the customers related to the deferred income.

(3) $1,302,509 prepayments for the CNG land rental.

The amount of other long-term assets in the consolidated financial statements at September 30, 2007(dollars in thousands) consists primarily of the following:

(1) $3,962,701 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets

(2) $4,087,175 prepayment for acquisition of 100% of the equity of Jingrun;

(3) $732,278 prepayment to Shanghai CNPC Enterprises for 70% equity purchase of Xuancheng Sinoenergy Vehicle Gas Company;

12. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of September 30, 2008 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication *	Working Capital	August 5, 2008	Six months	5.04%	$5,866
Bank of Communication **	Working Capital	September 5, 2008	One year	5.58%	5,866
Bank of Communication	Working Capital	July 17, 2008	One year	7.326%	221
Total					$11,953

The interest rates, which are subject to adjustment by the banks determined by the Chinese government economic development policy, reflect the interest rate in effect on September 30, 2008.

* 6 month interest rate
** 6-12 month interest rate

The following table summarizes the contractual short-term borrowings between the banks and the Company as of September 30, 2007 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Maturity date	Annual Interest Rate	Amount
Shenzhen Development Bank	Working Capital	November 27,2006	November 27, 2007	5.58%	$863
CITIC Bank	Working Capital	March 29, 2007	March 29, 2008	7.02%	666
Bank of Communication	Working Capital	April 30-2007	April 30, 2008	6.39%	2,662
Bank of Communication		August 14, 2007	August 14, 2008	7.29%	5,326
Bank of Communication	Working Capital	September 9, 2007	September 9,2008	7.29%	5,326
Total					$14,843

13. Advances from Customers

Advances from customers at September 30, 2008 and 2007 consist of advances received for routine sales orders according to the Company’s sales policy.

14. Income Taxes Payable

The Company pays income taxes in a number of jurisdictions.  Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 25%.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan was granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011).

Under the current tax laws of the PRC, the Company’s other PRC subsidiaries, Wuhan Sinoenergy and, Pingdingshan Sinoenergy will each be entitled to a two-year 100% tax exemption followed by three years of a 50% tax exemption once they become profitable.

No provision for other overseas tax is made as Sinoenergy Holding Limited, which is an investment holding company, and has no taxable income in the British Virgin Islands.

The reconciliation between the income tax computed at the United States statutory tax rate and the Company’s provision for income tax is as follows:

	Year Ended September 30, 2008	Nine Months Ended September 30, 2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday granted to the subsidiaries in PRC	(20)%	(28)%
Effective tax rate	5%	5%

At September 30, 2008 and 2007, our deferred tax assets and liabilities are comprised of the following items:

	2008	2007
Deferred tax assets, current
Accrued expenses and accounts receivable	$-	$-
Net operating loss carryforwards and other
Total deferred tax assets, current	-	-

Deferred tax assets, non-current		-
Accrued expenses and accounts receivable	529	4
Net operating loss carryforwards and other	609	-
Valuation allowance	(1,125)	-
Total deferred tax assets, non-current	$13	$4

Deferred tax liabilities, non-current		-
Convertible debt	$1,095	$-

At September 30, 2008, we had Federal net operating loss (NOL) carryforwards of approximately $1.4 million available to offset future regular and alternative minimum taxable income. The Federal NOL carryforwards will begin to expire in 2027.  The Company has fully reserved the deferred tax asset related to the NOL benefit due to the uncertainty that it will be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007 and 2006, the tax years, which remain subject to examination by the tax authorities in the PRC as of December 31, 2008.

15.  Long term notes payable

On September 1, 2007, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which two investors agreed to purchase the Company’s 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000. The convertible notes were initially convertible into common stock at an initial conversion price of $6.34 per share, which represented a 25% premium of the 30 trading days volume weighted average price ending August 31, 2007. The conversion price has been reduced to $5.125 as described below.

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

The convertible notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed or converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, net of interest previously received, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the interest rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable (cumulative balance of $420,000 as of September 30, 2008). If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital.

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

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the Nasdaq Global Market or the Nasdaq Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the Notes are outstanding. At September 30, 2008, the Company had obtained the required listing.

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of September 30, 2008, the Company had accrued additional interest of $420,000 pursuant to this provision.

At September 30, 2008, the holders of the Notes have the right to convert their Notes into common stock at a conversion price of $5.125 per share, reflecting a reduction in the conversion price pursuant to a supplemental indenture dated as of June 23, 2008. The provisions for adjustment in the conversion price include adjustments for the following.

•	A stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders;

•
A sale of common stock at a price, or the issuance of options, warrants or other convertible securities with an exercise or conversion price, which is less than the conversion price at the time, subject to limitations provided in the investor rights agreement; and

•
An adjustment based on the volume weighted average price of the common stock on September 28, and March 28, of each year during the term of the notes, commencing March 28, 2008, such that if the volume weighted average price of the common stock for the 15 trading days preceding the applicable September 28 or March 28 is made is less than the conversion price then in effect, then the conversion price is reduced to the greater of the volume weighted average price or $4.20 per share; and

•
An adjustment based on the Company’s failure to have consolidated net income, as defined in the indenture, of $7.5 million for 2007, $14.0 million for 2008 and $22.5 million for 2009, or the equivalent in RMB. The investors have waived the right to any adjustment based on 2007 net income, in consideration for which the Company’s principal stockholder, which is owned by the chief executive officer and the chairman of the board by December 1, 2008.  As of December 19, 2008, the principal stockholder was in default of this obligation.

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

The conversion price is determined by dividing $100,000 by the conversion rate. The conversion rate was 15,773 shares of common stock for each $100,000 principal amount of convertible notes.  At September 30, 2008, the conversion rate was 19,512 shares for each $100,000 principal amount of convertible notes.

Net income, for purposes of this computation, is defined to mean “net income” determined in accordance with GAAP consistently applied, after deducting “income tax expense” and the amount, if any, for minority interest that may arise, but without adding any “other comprehensive income” or any extraordinary income; provided that the calculation of “net income” for the purposes of this definition shall not include any non-cash expense incurred at any time in connection with the issuance of shares of Common Stock pursuant to (i) non-cash charges associated with any original issue discount on the notes or the potential issuance of shares of common stock pursuant to the terms of the indenture, (ii) the additional payments that are due if the common stock is not listed on the Nasdaq Global Market or Nasdaq Capital Market by September 19, 2008, (iii) any adjustment resulting from a reduction in the conversion price as a result of the volume weighted average price or the failure to meet the earnings targets, and (iv) the Company’s stock option plans and employee stock purchase plans and which have been approved by the Company’s board of directors so long as such issuances in the aggregate do not exceed five percent (5%) of the issued and outstanding common stock immediately prior to such issuance or grants.

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

Year	Conversion Rate Beginning of Year*	Conversion Price Beginning of Year	Conversion Rate As Adjusted	Conversion Price As Adjusted
2008	19,512	$5.125	24,021	$4.163
2009	24,021	$4.163	28,665	$3.489

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

•
The Company is restricted from incurring additional debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 for the first year and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 for the first year Need to define this.and 3.75 to 1.00 if the debt is incurred thereafter, provided, that the certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 for the first year and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ration of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

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

•
The Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of 1.75 to 1.00 for the first six months, 2.75 to 1.00 for the next six months and 3.0 to 1.00 thereafter, (ii) a leverage ratio of 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter. The Company was in compliance with such debt covenants at September 30, 2008.

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

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon conversion of the convertible notes, subject to any limitation required by applicable? of Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by March 28, 2008. In the event that the registration statement has not been declared effective by the SEC on or before March 28, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company is required to pay additional interest at the rate of one percent 1% of the convertible notes, as described above. As of September 30, 2008, the common stock issuable upon conversion of the notes had not been registered under the Securities Act of 1933, as amended.

The Company has accounted for registration rights liquidated damages in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and SFAS No. 5, “Accounting for Contingencies”.  Accordingly, the Company recorded $420,000 as an estimate of liquidated damages payable under registration rights agreements for the year ended September 30, 2008. The Company will review and adjust this accrual at each subsequent period end.

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet at September 30, 2008 and September 30, 2007 is as follows (amounts in thousands):

Original amount	$16,000
Note discount	(378)
Balance, September 30, 2007	15,622
Accrual of interest	1,930
Amortization of beneficial conversion feature	76
Interest paid	(970)
Balance, September 30, 2008	$16,658

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at September 30, 2008 and 2007 is as follows (amounts in thousands):

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	$12,593

16.	Related Party Relationships and Transactions

The related parties with which the Company had transactions in the year ended September 30, 2008 and nine months ended September 30, 2007, are as follows:

Name of related party	Relationship
Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijing Sanhuan is the Company’s CEO before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Xuancheng Sinoenegy Vehicle Gas Company	30% equity owner as at September 30, 2007
Mr. Guiqiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company
China New Energy	The minority shareholder of a subsidiary (Hubei Gather)

Significant transactions between the Company and its related parties during the year ended September 30, 2008 and nine months ended September 30, 2007 are as follows:

(1) Sales and purchase transactions with related parties

Name of the Company	Year ended September 30, 2008	For the nine months ended September 30, 2007
Beijing Sanhuan	-None	- providing CNG station technology know-how license $170,000

(2) Related party receivables

Name of the Company	September 30, 2008	September 30, 2007

Kangtai	-None	-$186,431 inter-company loan -$169,030 sales receivable on behalf of the Company -$145,595 rental fee receivables
China New Energy	$500,000	Current account

(3) Related party payables

Name of the Company	September 30, 2008	September 30, 2007

Beijing Sanhuan	-None	-$3,235,671 payables to Beijing Sanhuan for balance of the purchase price of the land use right -$67,000 for use of know-how for CNG station system integration

Kangtai	-None	-$310,664 unpaid balance for 35% equity purchase of Yuhan

Xuancheng Sinoenergy	-None	-$44,895 current account
Mr.Tianzhou Deng	-None	-$19,128 current account
Mr. Guiqiang Shi	-None	-$1,331 current account

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

In September 30, 2007, we changed our fiscal year from a calendar year to a year ending on September 30, commencing with the year ending September 30, 2008.  As a result, we are comparing the results of operations for the year ended September 30, 2008 with the nine-month transitional period ending September 30, 2007.  As a result, in each category of the statements of operations, we will be comparing a twelve-month period with a nine-month period.

The information set forth below has been derived from our audited financial statements for the year ended September 30, 2008, and nine-month transitional period ended September 30, 2007.

Year Ended September 30, 2008	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net revenue	$9,692	$16,237	3,246	$11,765	$40,940
Cost of revenues	5,375	9,470	2,551	8,194	25,589
Gross profit	4,318	6,77	695	3,571	15,351
Gross margin	45%	42%	21%	30%	37%
Operating expenses:
Selling expenses	$275	$53	$150	$404	$881
General and administrative expenses	942	1,591	1,533	822	4,889
Total operating expense	1,217	1,644	1,683	1,226	5,770
Income (loss) from operations	$3,100	$5,124	(988)	$2,345	$9,581

Total assets	$41,075	$45,441	$28,654	$17,177	$132,347

Nine months ended September 30, 2007	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net revenue	$3,250	$6,064	-	$6,609	$15,923
Cost of revenues	1,873	2,176	-	4,041	8,090
Gross profit	1,377	3,888	-	2,568	7,833
Gross margin	42%	64%		39%	49%
Operating expenses:					0
Selling expenses	100	23	-	111	234
General and administrative expenses	529	970	1,130	700	3,329
Total operating expense	629	993	1,130	811	3,563
Income (loss) from operations	$748	$2,895	$(1,130)	$1,757	$4,270

Total assets	$21,792	$33,827	$10,979	$22,468	$89,066

18. Capital Stock

As of September 30, 2008, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;

•	2,731,707 shares issuable upon conversion of 3% senior guaranteed convertible notes;

•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at December 31, 2006	3,171,429	3,171,429	-	-	6,342,858

Issued during the period	-	-	75,000	-	75,000

Exercised in the nine months	(2,828,572)	(2,716,071)	-	-	(5,544,643)
Balance at September 30, 2007	342,857	455,358	75,000	-	873,215
Issued during the period	-	-	-	25,000	25,000
Exercised during the period	(257,142)	(85,714)	-	-	(342,856)
Balance at September 30, 2008	85,715	369,644	75,000	25,000	555,359

As at September 30, 2008, the average exercise price for the above mentioned warrants is $2.79. None of the outstanding warrants are subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,360 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.
Stock options

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 15,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year, at market price, subject to stockholder approval of the plan, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 60,000 shares of common stock at $1.30 per share, being the fair market value on the date of grant. The options become exercisable cumulatively as to fifty percent (50%) of the shares subject thereto six months from the date of grant and as to the remaining fifty percent (50%), eighteen months from the date of grant, and expire on the earlier of (i) five years from the date of grant, or (ii) seven (7) months from the date such independent director ceases to be a director if such independent director ceases to be a director other than as a result of his death or disability.

Pursuant to the 2006 long-term incentive plan, each independent director is to be granted an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $4.06 per share, being the fair market value on the date of grant.  On April 1, 2008, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $5.80 per share, being the fair market value on the date of grant. The options become exercisable cumulatively as to fifty percent (50%) of the shares subject thereto six months from the date of grant and as to the remaining fifty percent (50%), eighteen months from the date of grant, and expire on the earlier of (i) five years from the date of grant, or (ii) seven (7) months from the date such independent director ceases to be a director if such independent director ceases to be a director other than as a result of his death or disability.

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

On March 10, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 40,000 shares of common stock at $6.20 per share, being the fair market value on the date of grant. The options vest as to 42% of the underlying shares of common stock on December 31, 2008, 50% on December 31, 2009 and as to the remaining 8% on March 9, 2010.

On June 1, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to the former CFO to acquire 75,000 shares of common stock at $5.72 per share, being the fair market value on the date of grant. On October 18, 2008, the CFO resigned from the Company and the option was cancelled.

	Shares subject to options	Weighted Average exercise price scope	Remaining Contractual life(years)
Options outstanding at December 31, 2006	60,000	$1.30	3.75
Options granted during the period	600,000	$4.00-4.06	4.5
Options outstanding at September 30, 2007	660,000	$3.76	4.43
Options granted during the period	185,000	$4.39-8.20	2.67-4.50
Options outstanding at September 30, 2008	845,000	$4.39	4.26

Options exercisable at September 30, 2008	360,000	$3.55	4.26

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

Stock Options Granted On
Grant Date	June 1, 2008	April 1, 2008	March 10, 2008	January 9, 2008	April 9, 2007	April 1, 2007	June 2, 2006

Expected volatility	46.1%	46.1%	68.32%	80.06%	26.39%	35.16%	50%
Risk-free rate	2.93%	2.93%	4.64%	4.64%	4.64%	4.64%	4.64%
Expected term (years)	3	5	5	5	5	5	3
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Fair value per share	$1.94	$2.54	$3.56	$5.16	$1.24	$1.2	$0.5

The fair value of stock options during the year ended September 30, 2008 and nine months ended September 30, 2007 was $435,907 and $328,134, respectively, which was charged to operations as general and administrative expense.

19.  Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share.” Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. The number of shares included in determining diluted earnings per share is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), with the funds obtained thereby being used to purchase common stock at the average market price during the period.

The details for the fully diluted outstanding shares for the year ended September 30, 2008 and nine months ended September 30, 2007 is as follows:

	Year ended September 30, 2008	Nine months ended September 30, 2007
Weighted average common stock outstanding during period *	15,720,681	12,775,783
Common stock issuable upon conversion of series A preferred stock	-	7,307
Common stock issuable pursuant to warrants	328,949	456,835
Common stock issuable upon transfer of convertible notes	2,731,707	16,177
Common stock issuable upon exercise of options outstanding during the period	295,589	107,812
Total diluted outstanding shares	19,076,926	13,363,914

* The common stock as of September 30, 2008 is 15,942,336 and the weighted average common stock outstanding during the year ended September 30, 2008 is 15,720,681, the difference represented that two warrants holders exercised their warrants in September 9 and September 17, 2008.

For the purpose of computing EPS for the year ended September 30, 2008, earnings are as follows:

Year ended September 30, 2008
Net income	$16,056
Add back interest on convertible notes	2,555

Net income attributable to common shareholders	$18,611

20. Commitments and Contingencies

The Company has the following material contractual obligations and capital expenditure commitments:

The Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”) formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas processing plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2008, our commitment for future funding was $2,625,000.

Wuhan Sinoenergy and Pingdingshan Sinoengery, the subsidiary of the Company, has leased 12parcels of land in Wuhan City and Pingdingshan City for its CNG stations under operating lease agreements. The lease terms are from 8 year to 30 years with annual rental fees of approximately $462,608.

For the construction of new factory in Jingrun, the Company has signed contracts to pay the contractor $878,078. For the CNG construction, the Company has signed contracts to pay the contractor $546,735 for the construction projects and $3,106,079 for the equipment used in the CNG station.

21. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $346,774 and $79,979 for the year ended September 30, 2008 and the nine months ended September 30, 2007, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrue welfare benefits. So based on the common practice in the PRC, the Company treats those workers as probationers, and does not accrue welfare benefits for them. Although the Company believes the common treatment is acceptable under these circumstances, there exists a possibility that the government may require the Company to accrue the welfare benefit and may assess a penalty for the under accrual.

 22.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In the year ended September 30, 2008 and the nine months ended September 30, 2007, two customers accounted for more than 10% of consolidated sales.  These customers accounted for approximately 10.4% and 21.6% of consolidated sales, respectively, for the year ended September 30, 2008 and 24.3% and 13.1% of consolidated sales for the nine months ended September 30, 2007. As at September 30, 2008 and September 30, 2007, approximately 19.4% and 43.6% respectively of accounts receivable were from these customers.

23. Subsequent Events

(1) On October 31, 2008, in order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, to set up a company with proposed annual production capacity of 4,000 steel bottles used in CNG trailer manufacturing. The total registered capital is RMB 50 million (equivalent to $7.33 million based on the exchange rate on October 31, 2008) of which Sinogas has a 40% interest and will contribute 40% to this enterprise. As of December 10, 2008, this enterprise has almost finished its plant, and will put it into operation in the middle of the year ending September 30, 2009.

(2) On March 6, 2008, Skywide, owned by Mr Tianzhou Deng, the chairman of the BOD and Mr Bo Huang, the CEO of the company, entered into agreement, where ABAX and CCIF agreed to execute a waiver to forbear from adjusting the Conversion Rate (as set forth in the Indenture) upon the occurrence of a Financial and Operation Trigger resulting from the Company’s annual audit for the twelve-month period ending December 27, 2007 (the “Waiver”). In exchange for executing the waiver, Skywide agreement to pay ABAX and CCIF the sum of $400,000 and $200,000 respectively. And ABAX and CCIF executed the Waiver on March 6, 2008 and expected to receive payments no later than December 1, 2008. Up to December 19, 2008, Skywide is negotiating with ABAX and CCIF on the detailed payment issue.