Form 10-Q
period 2008-12-31
Sinoenergy CORP
filed 2009-02-23
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
December 31, 2008

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

As of February 13, 2009, the Registrant had 15,942,336 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	December 31, 2008 (unaudited)	September 30, 2008

ASSETS
CURRENT ASSETS
Cash	$4,049	$8,871
Restricted cash	878	523
Accounts and notes receivable, net	27,308	22,008
Other receivable, net	16,108	16,983
Deposits and prepayments	8,449	7,918
Due from related party	29	-
Inventories	4,058	7,303
Deferred expenses	101	91
TOTAL CURRENT ASSETS	60,980	63,697

Long-term investments	3,012	1,568
Property, plant and equipment, net	35,285	30,298
Intangible assets	27,607	27,591
Due from related party	383	383
Other long term asset	6,673	6,891
Goodwill	1,906	1,906
Deferred tax asset	15	13
TOTAL NON-CURRENT ASSETS	74,881	68,650

TOTAL ASSETS	$135,861	$132,347

CURRENT LIABILITIES
Short-term bank loan	$12,627	$11,953
Other notes payable	2,926	1,633
Accounts payable	4,238	5,894
Advances from customers	2,095	2,409
Additional interest payable under convertible note indenture	420	420
Income taxes payable	1,116	633
Other payables	4,699	5,341
Accrued expenses	356	335
Deferred income	79	95
TOTAL CURRENT LIABILITIES	28,556	28,713

3% senior convertible notes	13,059	12,593
12% senior notes	16,170	16,658
Long-term loans	4,389	3,667
Deferred tax liabilities	1,095	1,095
TOTAL LIABILITIES	63,269	62,726

Minority interests	15,745	14,394
Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,942,336 shares at December 31, 2008 and September 30, 2008	16	16
Additional paid-in capital	30,479	30,396
Retained earnings	21,651	19,953
Accumulated other comprehensive income	4,701	4,862

TOTAL SHAREHOLDERS’ EQUITY	56,847	55,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,861	$132,347

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Three Months Ended December 31,
	2008	2007
NET SALES	$15,928	$8,807
COST OF SALES	(11,126)	(4,896)
GROSS PROFIT	4,802	3,911

OPERATING EXPENSES
Selling expenses	514	156
General and administrative expenses	1,357	1,008

TOTAL OPERATING EXPENSES	1,871	1,164

INCOME FROM OPERATIONS	2,931	2,747

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization of $61	1,329	-
Loss from unconsolidated entity	(16)	(20)
Interest income	10	11
Interest expense	(1,218)	(571)
Other income, net	185	144

OTHER INCOME (EXPENSES), NET	290	(436)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,221	2,311
Income taxes recovery (expenses)	(568)	120
INCOME BEFORE MINORITY INTEREST	2,653	2,431
Minority interest	(955)	(112)
NET INCOME	1,698	2,319
Other comprehensive income:
Foreign currency translation adjustments	(161)	968
COMPREHENSIVE INCOME	$1,537	$3,287
Net Income Per Common Share
Basic	$0.11	$0.15
Diluted	$0.11	$0.13
Weighted Average Common Shares Outstanding
Basic	15,942	15,709
Diluted	16,060	18,911

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity -
Balance, September 30, 2008	15,942	$16	$30,396	$19,953	$4,862	$55,227
Share-based compensation			83			83
Net income for the period				1,698		1,698
Currency translation adjustment					(161)	(161)
Balance, December 31, 2008	15,942	$16	$30,479	$21,651	$4,701	$56,847

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)
	Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net income	$1,698	$2,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	83	118
Amortization of note discount	214	28
Deferred portion of interest expense	963	585
Minority interest	955	112
Depreciation	93	140
Amortization of intangible assets	104	244
Provision for (recovery of) doubtful accounts	(10)	90
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,291)	(2,595)
Other receivables, deposits and prepayments	306	(7,325)
Inventories	3,245	238
Deferred tax asset	(2)	-
Accounts payable	(363)	(656)
Accrued expenses	(1,178)	(158)
Advances from customers	(314)	(11)
Other payables	(642)	3,020
Deferred income	(16)	-
Income taxes payable	483	(119)

Net cash provided by (used in) operating activities	328	(3,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,862)	(9,646)
Purchase of land use right	(120)	(6,423)
Investment in un-consolidated entities	(1,444)	(1,023)
Changes in restricted cash	(355)	404
Other payment for investment activities	-	(2,542)

Net cash used in investing activities	(6,781)	(19,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	-	29,840
Proceeds from bank loan	1,396	-
Payment of bank borrowings	-	(468)

Net cash provided by financing activities	1,396	29,372

Effect on cash of changes in exchange rate	235	968

Net increase (decrease) in cash	(4,822)	7,140
Cash at beginning of period	8,871	3,322

Cash at end of period	$4,049	$10,462
Supplemental disclosure of cash flow information:
Interest paid	$1,382	$255
Income taxes paid	$80	$-
 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2008

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

Under accounting principles generally accepted in the United States, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. With respect to such acquisitions, they are equivalent to the issuance of stock by Sinogas for the net monetary assets of Sinoenergy Holding, and the issuance of stock by Sinoenergy Holding for the net monetary assets of Sinoenergy. Each transaction was, in essence, a recapitalization, and was accounted for as a change in capital structure. The accounting for the acquisitions is identical to that resulting from a reverse acquisition, and no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Sinoenergy/Sinoenergy Holding acquisition of the “legal acquirer,” Sinoenergy, are those of the “accounting acquirer,” which is Sinogas.

(b) Reverse Split of Common Stock

The Company amended its articles of incorporation on June 17, 2008 by a certificate of change. The certificate of change effected a one-for-two reverse split of the common stock and reduced the Company’s authorized shares from 100,000,000 shares of common stock to 50,000,000 shares without changing the par value. This reverse stock split became effective on July 9, 2008. All share and per share information in these financial statements retroactively reflects the reverse split for all periods presented.

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

As of February 14, 2009, Hubei Gather, Jingrun, and Qingdao Sinoenergy remain in the start-up stage and have no operations.

2. Summary of Significant Accounting Policies

Management’s Responsibility

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2008. These financial statements have been prepared assuming that the Company will continue as a going concern. Results for the first quarter of 2009 are not necessarily indicative of results to be expected for the year.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries to which it exercises control. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment consideration, valuation of warrants and options and inventory valuation, and the determination of revenue and costs.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Jiaxing Lixun, Xuancheng Sinoenergy and Jingrun, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Company did not have any cash equivalents.

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

Long-Term Investments

Investments in entities in which the Company owns more than 20% but less than 50% of the equity and does not have the ability to control, but has the ability to exert significant influence, are accounted for using the equity method.  Under the equity method, an investment is initially recorded at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor's share of income of the investee and is reduced to reflect the investor's share of losses of the investee or dividends received from the investee.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs which do not improve or extend the expected useful life of the assets are expensed to operations while major repairs and improvements are capitalized.

The estimated useful lives are as follows:

Buildings and facilities	20 years
Machinery and equipment	8 years
Motor vehicles	5 to 10 years
Office equipment and others	5 to 8 years

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

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $102,373 and $287,000 of interest during the three months ended December 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  The Company recognizes product sales at the time the product is shipped. CNG station construction and building technical consulting service revenue related is recognized on the percentage of completion basis. Under the percentage-of-completion method, revenue is recognized based upon contract costs incurred to date as a percentage of total contract costs expected to be incurred at contract completion (the customer will provide progress report based on the actual percentage of the work volume.) Revenue is presented net of any sales tax and value added tax.

Rental Income

Rental income is recognized ratably over the term of the lease.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands).

	Three months ended December 31,
	2008	2007
Product warranty liability, beginning of period	$167	$76
Reductions for payments made (in cash or kind) during period	-	-
Changes in liability for warranties issued during the period	26	19
Foreign exchange gain/loss	(30)	(2)
Product warranties, end of period	$163	$93

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on October 1, 2007. The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability, if any, associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified.

Foreign Currency Translations

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the quarter. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Fair Value of Financial Instruments

The Company adopted  Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements and SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities on October 1, 2008.  The Company has not yet adopted the provisions of these statements related to non-financial assets and non-financial liabilities.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-
Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

-
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

-
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value

The Company determined that as of December 31, 2008, the Company did not have any significant financial instruments that require fair value measurement pursuant to SFAS 157 or SFAS 159.

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

The Company’s only component of other comprehensive income is foreign currency translation loss $161,000 for the 3 months ended December 31, 2008 and foreign currency translation gain of  $968,000 for the three months ended December 31, 2007.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The Company is currently evaluating whether the adoption of SFAS No. 141(R) will have a significant effect on its consolidated financial position, results of operations or cash flows.

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

3. Restricted Cash

The balances of restricted cash as at December 31, 2008 and September 30, 2008 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	December 31, 2008	September 30, 2008
Accounts receivable	$27,264	$22,100
Notes receivable-bank acceptance	241	114
Less: allowance for doubtful receivables	(197)	(206)

Balance	$27,308	$22,008

5. Other receivable

Details of other receivable are as follows (dollars in thousands)

	December 31, 2008	September 30, 2008
Unsecured interest free receivables relating to projects	$8,963	10,236
Rental receivable	4,389	2,933
Miscellaneous receivables	2,767	3,826
Less: allowance for doubtful receivables	(11)	(12)

Balance	$16,108	16,983

6. Inventories

Inventories at December 31, 2008 and September 30, 2008 are as follows (dollars in thousands):

	December 31, 2008	September 30, 2008

Raw materials	$2,710	$4,145
Work in progress	871	2,428
Finished goods	468	721
Low value consumables	9	9

Total	$4,058	$7,303

7. Long-term investments

At December 31, 2008 and September 30, 2008, the details of long-term investments are as follows (dollars in thousands):

	December 31, 2008	September 30, 2008

Anhui Gather
Initial Investment	$1,653	$1,653
Equity in (loss)	(104)	(85)
Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)
Initial Investment	1,463	-
Total	$3,012	$1,568

Anhui Gather

On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co., Ltd. (“China New Energy”) organized two companies to construct and operate natural gas processing plants – Anhui Gather Energy Company (“Anhui Gather”), which is based in Wuhu City, and Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”), which is located in Wuhan.

Anhui Gather was initially owned 55% by China New Energy and 45% by Tianjin Green Fuel.  On July 4, 2007, the Company purchased the 45% interest from Tianjin Green Fuel for $2,750,000.  Hubei Gather was initially owned 55% by the Company and 45% by China New Energy.   The Company’s capital obligation to Hubei Gather was $4,000,000, of which $1,375,000 was paid as of December 31, 2008.

In July 2008, the Company entered into an agreement with China New Energy pursuant to which it exchanged a 25% interest in Anhui Gather for a 25% interest in Hubei Gather.  As a result of the exchange, we own an 80% interest in Hubei Gather and a 20% interest in Anhui Gather.  Neither Hubei Gather nor Anhui Gather has commenced business activities.  The results of Hubei Gather’s operations are included in the Company’s consolidated operations, and Hubei Gather is not treated as a long-term investment.

Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)

On October 31, 2008, in order to provide for a supply of steel bottles, a major component in its CNG trailer, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with a proposed annual production capacity of 4,000 steel bottles. The total registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on December 31, 2008), of which Sinogas has a 40% interest and will contribute 40% to this enterprise. In December 2008, Sinoags contributed RMB10 million (equivalent to $1.47 million based on the exchange rate on December 31, 2008.) Sinogas Luxi has not commenced business activities. The remainder is due on February 25, 2009.

8. Property, Plant and Equipment

As of December 31, 2008 and September 30, 2008, property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2008	September 30, 2008

Buildings and facility	$6,684	$6,254
Machinery equipment	9,733	7,538
Motor vehicles	2,002	838
Office equipment and other	326	395
Total	18,745	15,025

Accumulated depreciation	(1,720)	(1,666)
	17,025	13,359

Construction in process	18,260	16,939

Net Book Value	$35,285	$30,298

9. Intangible Assets

As of December 31, 2008 and September 30, 2008, intangible assets consist of the following (dollars in thousands):

	December 31, 2008	September 30, 2008

Patent and technology know-how	$456	$424
Land use rights	28,141	28,054
Total	28,597	28,478

Accumulated amortization	(990)	(887)

Net Book value	$27,607	$27,591

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

The land use rights include four parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy and Jiaxing Lixun. The land use rights are being amortized over the following periods for which they are transferable and renewable:

Owner	Cost	Expiration
Sinogas	$20,722	May 2057
Jingrun	4,116	December 2056
Xuancheng Sinoenergy	872	June 2058
Qingdao Sinoenergy	1,909	December 2058
Jiaxing Lixun	522	June 2058
Total	$28,141

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, a former shareholder of Sinogas, for a price of RMB160 million, equivalent to US$23.41 million based on the December 31, 2008 exchange rate. The land is being amortized from May 2007 over a 50-year term.

On March 1, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the December 31, 2008 exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease.

On December 15, 2007, the Company purchased from a non-affiliated third party all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the December 31, 2008 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the December 31, 2008 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group, a non-affiliated third party, for $872,000 based on the December 31, 2008 exchange rate. The Company has paid the purchase price, and obtained the title deed for the land.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”) from an unrelated third party for approximately RMB43 million..  QDSY’s sole asset is the land use right and construction in progress. The cost of the land use right paid by the Company was approximately $1.9 million based on the December 31, 2008 exchange rate. The Company obtained the title deed for the land on December 31, 2008.

In June 2008, Lixun acquired from a non-affiliated third party a land use right for $368,000, which will be used for construction of a new plant.

10. Other long-term assets

The amount of other long-term assets in the consolidated financial statements at December 31, 2008 (dollars in thousands) consists primarily of the following:

(1) $1,667 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets

(2) $1,019 due from the customers related to the deferred income.

(3) $3,149 prepayments for the CNG land rental.

The amount of other long-term assets in the consolidated financial statements at September 30, 2008(dollars in thousands) consists primarily of the following:

(1) $3,715 prepayments for CNG station equipment from overseas. This equipment will be used to construct CNG filling stations as long-term fixed assets

(2) $1,021 due from the customers related to the deferred income.

(3) $1,303 prepayments for the CNG land rental.

11. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of December 31, 2008 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication *	Working Capital	August 5, 2008	Six months	5.04%	$5,853
Bank of Communication **	Working Capital	September 5, 2008	One year	5.58%	5,853
Industrial Bank Co., Ltd.	Working Capital	November 21, 2008	Six months	7.839%	146
CITIC Bank	Working Capital	December 22, 2008	Six months	5.544%	439
Bank of Communication	Working Capital	July 17, 2008	One year	7.326%	336
Total					$12,627

The interest rates, which are subject to adjustment by the banks determined by the Chinese government economic development policy, reflect the interest rate in effect on December 31, 2008.

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

* 6 month interest rate
** 6-12 month interest rate

12. Advances from Customers

Advances from customers at December 31, 2008 and September 30, 2008 consist of advances received for routine sales orders according to the Company’s sales policy.

13. Income Taxes Payable

The Company pays national and local income tax in China.  Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the Chinese government has adopted a new statutory tax rate at 25%, replacing the 33% enterprise tax, so our subsidiaries are subjected to this new tax rate.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan was granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011).

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

14.  Long term notes payable

In September 2007, the Company issued its 12% senior notes due 2012 in the principal amount of $16,000,000 and its 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.

The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. If the convertible notes are not redeemed or converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, net of interest previously received, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the interest rate of 3% per annum, the remaining 10.8% per annum interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital.

The convertible note indenture requires the Company to offer to purchase the Notes at a price which would generate a 13.8% yield if the Company does not maintain the listing of its common stock or if the trading in the market is not listed and the absence of a suspension of trading in the common stock.

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company fails to maintain the listing of its common stock on the Nasdaq Global Market or the Nasdaq Capital Market or if the common stock does meet certain minimum trading levels.

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of December 31, 2008, the Company had accrued additional interest of $420,000 pursuant to this provision, of which $280,000 was paid in January 2009 and $140,000 remained outstanding. If the registration statement is not declared effective by March 24, 2009, additional interest of $140,000 will be due at that date. The Company has accounted for the additional interest payable as a result of the failure of the Company to have the shares of common stock issuable upon conversion of the 3% senior notes registered in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and SFAS No.5, “Accounting for Contingencies”. Accordingly, the Company has accrued the additional interest payable under registration rights agreements up to December 31, 2008. The Company will review and adjust this accrual at each subsequent period end.

At December 31, 2008, the holders of the Notes have the right to convert their Notes into common stock at a conversion price of $5.125 per share, reflecting a reduction in the conversion price pursuant to a supplemental indenture dated as of June 23, 2008. The indenture, as clarified, provides that if the Company sells common stock or issues convertible securities with a conversion or exercise price less than the conversion price, the conversion price is to be reduced to the sales price or the exercise or conversion price, but not less than $0.80 per share. The Company agreed not to sell shares at a price or issue convertible securities with an exercise or conversion price less than $0.80.

In addition, the average price of the common stock is computed in accordance with the indenture on September 28 and March 28 of each year.  If the average price of the common stock is less than the conversion price, the conversion price is reduced to the greater of the average price or $4.20 per share.

The indenture provides for an adjustment in the conversion price if the Company fails to have net income, as defined in the indenture, of $14.0 million for the year ended December 31, 2008 and $22.5 million for the year ended December 31, 2009. The indenture also had a required net income target for 2007, however, the investors have waived the right to any adjustment based on 2007 net income, in consideration for which the Company’s principal stockholders, which is owned by the chief executive officer and the chairman of the board by December 1, 2008, agreed to pay the investors at total of $600,000.  The noteholders have waived payment of this obligation on February 23, 2009.

The Company changed its fiscal year from the calendar year to the year ended September 30, effective with the year ended September 30, 2007. Since the Company does not have audited financial statements for the year ended December 31, 2008, which covers parts of two fiscal years, as of February 19, 2009, the Company has not computed its net income, as defined in the indenture, for the twelve months ended December 31, 2008.

If the Company’s net income does not reach the stated level for 2008 or 2009, the conversion rate, which is the number of shares of common stock issuable upon conversion of $100,000 principal amount of convertible notes, shall be adjusted in accordance with the following formula. Conversion rate then in effect + [(A x B)/ C], where

A =  the total number of shares of common stock issued and outstanding on a fully-diluted basis at the date of determination of such adjustment;

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

Commencing September 28, 2008, the Company may redeem the senior notes at the declining percentages of the principal amount commencing at 108%.

The indentures for both the convertible notes and the senior notes have certain covenants, including the following:

•
If the Company sells assets and does not reinvest the proceeds in its business in the time frames set forth in the indenture, the Company is required to offer the holders of the notes the right to have the Company use such excess proceed to purchase their notes at the principal amount plus accrued interest.

•	If there is a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 103% of the principal of the note, plus accrued interest.

•
The Company is restricted from incurring additional debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.75 to 1.00 until September 28, 2008 and 3.5 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 4.25 to 1.00 until September 28, 2008 and 3.75 to 1.00 if the debt is incurred thereafter, provided, that the certain subsidiaries may continue to maintain debt under credit facilities of not more than $15,000,000 until September 28, 2008 and $10,000,000 thereafter, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
The Company is subject to restriction in paying dividends, purchasing its own securities or those of its subsidiaries, prepaying subordinated debt, and making any investment other than any investments in itself and its subsidiaries engaged in the Company’s business and certain other permitted investments or incurring liens.

•
The Company cannot enter into transactions with affiliates unless the transaction is not less favorable to the Company than the Company could obtain from a non-affiliate in an arms’ length transaction, with any transaction involving more than $1,000,000 requiring audit committee approval and any transaction involving more than $5,000,000 requiring a written opinion from an independent financial advisor.

•
The indentures pursuant to which the notes were issued provided that the Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 1.75 to 1.00 through March 28, 2008, 2.75 to 1.00 from April 1, 2008 to September 30, 2008 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 7.5 to 1.00 through March 31, 2008, 5.0 to 1.00 from April 1, 2008 to September 30, 2008, and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.2 through September 30, 2008 and 0.15 thereafter. Pursuant to an amendment and waiver agreement dated February 23, 2009, the noteholders consented that, from and after December 31, 2008, the consolidated subsidiary debt ratio shall be modified to be 0.35, and the noteholders would not take any action to declare an event of default as long as the Company is in compliance with the modified covenant.  The Company currently projects that it will remain in compliance with this modified covenant through December 31, 2009.  At December 31, 2008, the fixed charge ratio was 3.6 to 1, the leverage ratio was 3.16 to 1 and the subsidiary debt ratio was 0.19.

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

As a result of the reduction in the conversion price from $6.34 to $5.125, the Company recorded an additional beneficial conversion feature of $3,360,905 as a discount to the notes and additional paid in capital, which is being amortized as interest expense over the remaining term of the notes commencing April 1, 2008.

Mr. Huang and Mr. Deng are also prohibited from transferring any shares, with limited exceptions, until the investors shall have sold, singularly or in the aggregate, more than 5% of the Company’s total outstanding equity on a fully-diluted basis.

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

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet is as follows (amounts in thousands):

Original amount	$16,000
Note discount	(378)
Balance, September 30, 2007	15,622
Accrual of interest	1,930
Amortization of beneficial conversion feature	76
Interest paid	(970)
Balance, September 30, 2008	16,658
Accrual of interest	480
Amortization of beneficial conversion feature	19
Interest paid	(987)
Balance, December 31, 2008	$16,170

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet is as follows (amounts in thousands):

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	12,593
Amortization of beneficial conversion feature	9
Interest paid	(212)
Interest accrued for guaranteed 13.8% return	483
Amortization of discount resulting from reset	186
Balance, December 31, 2008	$13,059

15. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three months ended December 31, 2008 and 2007, are as follows:

Name of related party	Relationship
Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijing Sanhuan is the Company’s CEO before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Mr. Guiqiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company
China New Energy	The minority shareholder of a subsidiary (Hubei Gather)

Significant transactions between the Company and its related parties during the three months ended December 31, 2008 and 2007are as follows:

(1) Sales and purchase transactions with related parties

Name of the Company	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Beijing Sanhuan	$263,366 fee for right to use the technology and software in the CNG construction	None

(2) Due from related parties

Name of the Company	December 31, 2008	September 30, 2008

China New Energy	$383,000	$383,000
Beijing Sanhuan	$29,263	None

(3)  Other Transaction

The indenture relating to the Company’s 3% convertible notes provides for an adjustment in the conversion price of the notes if the Company fails to meet certain earnings levels (see Note 14).  Although the Company did not meet the earnings level for 2007, the investors waived the right to any adjustment based on 2007 net income, in consideration for which the Company’s principal stockholder, which is owned by the Company’s chief executive officer and the chairman of the Company’s board of directors, agreed to pay the investors $600,000 by December 1, 2008.  The noteholders waived this payment on February 23, 2009.

16. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The information set forth below represents the segment information for the three months ended December 31, 2008 and 2007.

Three Months Ended December 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,136	$5,779	$4,751	$2,262	$15,928
Cost of sales	2,221	3,506	3,783	1,616	11,126
Gross profit	915	2,273	968	646	4,802
Gross margin	29%	39%	20%	29%	30%
Operating expenses:
Selling expenses	58	22	308	126	514
General and administrative expenses	278	457	394	228	1,357
Total operating expense	336	479	702	354	1,871
Income from operations	$579	$1,794	$266	$292	$2,931

Total assets	$35,982	$58,565	$33,701	$7,613	$135,861

Three Months Ended December 31, 2007 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net sales	$1,849	$4,638	$68	$2,252	$8,807
Cost of sales	1,085	2,313	44	1,454	4,896
Gross profit	764	2,325	24	798	3,911
Gross margin	41%	50%	36%	35%	44%
Operating expenses:
Selling expenses	58	12	7	79	156
General and administrative expenses	208	482	94	224	1,008
Total operating expense	266	494	101	303	1,164
Income (loss) from operations	$498	$1,831	$(77)	$495	$2,747

Total assets	$13,355	$41,170	$26,278	$12,630	$93,433

17. Capital Stock

As of December 31, 2008, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;

•	2,731,707 shares issuable upon conversion of 3% senior convertible notes;

•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2008	85,715	369,644	75,000	25,000	555,359

Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at December 31, 2008	85,715	369,644	75,000	25,000	555,359

As at December 31, 2008, the weighted average exercise price for the above mentioned warrants is $2.79. None of the outstanding warrants are subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,359 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.

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

Pursuant to the automatic grant provisions, on April 1, 2008, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $5.80 per share, being the fair market value on the date of grant.

	Shares subject to options	Weighted Average exercise	Remaining life (years)
Options outstanding at September 30, 2008	845,000	$4.39	4.26
Options granted during the period	-	-	-
Options cancelled during the period	75,000	5.72	-
Options outstanding at December 31, 2008	770,000	$4.26	3.31

Options exercisable at December 31, 2008	360,000	$3.55	4.01

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

The share-based compensation expense during the three months ended December 31, 2008 and 2007 was $83,000 and $118,000, respectively, which was charged to operations as general and administrative expense.

18.  Basic and Diluted Earnings Per Share

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

The details for the fully diluted outstanding shares for the three months ended December 31, 2008 and 2007 is as follows:

	Three months ended December 31, 2008	Three months ended December 31, 2007
Weighted average common stock outstanding during period	15,942,336	15,709,033
Common stock issuable pursuant to warrants	85,820	632,820
Common stock issuable upon conversion of 3% convertible notes	-	2,208,202
Common stock issuable upon exercise of options outstanding during the period	32,093	360,652
Total diluted outstanding shares	16,060,249	18,910,707

Diluted earnings per share for the three months ended December 31, 2008, are computed as follows:
	Three months ended December 31, 2008	Three months ended December 31, 2007
Net income	$1,698	$2,319
Add back interest on convertible notes	-	114
Net income attributable to common shareholders	$1,698	$2,433

Convertible notes are anti-dilutive for the three months ended December 31, 2008 and are therefore excluded from the computation of diluted earnings per share for the period.

19. Commitments and Contingencies

The Company and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of December 31, 2008, the Company’s commitment for future funding was $2,625,000.

In the normal course of our business the Company issues purchase orders for equipment for its CNG stations and well as for components for its products.  At December 31, 2008, there were no significant outstanding purchase orders.

20. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $101,094 and $68,885 for the three months ended December 31, 2008 and 2007, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrue welfare benefits. Based on the common practice in the PRC, the Company treats those workers as probationary employees, and does not accrue welfare benefits for them. Although the Company believes that it is treating these employees in accordance with applicable law, it is possible that the government may require the Company to accrue the welfare benefit and may assess a penalty for the underaccrual.

21.  Significant Concentrations

In the CNG station facilities and construction segment, the Company manufactures, sells and installs CNG vehicle and gas station equipment. The Company provides products for third party companies that operate fixed and/or mobile CNG filling stations and it designs the CNG station construction plans, constructs CNG stations, and installs CNG station equipment and related systems.

These products and services are designed to meet the customer specifications.  Sales in this segment are dependent upon the Company developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Although we do not have a long history of operations in this business, we anticipate that our major customers will vary from period to period.

In the three months ended December 31, 2008, one customer of our station facilities and construction segment accounted for 27.8% of our total sales and at December 31, 2008, approximately 19.5% of our accounts receivable was from this customer.

And in the three months ended December 31, 2007, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 45.6% of total sales.  At December 31, 2007, approximately 38.0% of our accounts receivable were from these customers.  The following table sets forth information as to the sales generated from each of these customers for the three months ended December 31, 2008 (dollars in thousands):

Name	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Dollars	Percent	Dollars	Percent
Wuhan Lvneng Gas Transportation Co.,	$4,425	27.8%	*	*
Wuhan Fukang Company	*	*	$1,864	21.2%
Liuzhou MingHui Bio-Fuel Co.,	*	*	2,149	24.4%

*  Less than 10%

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q as well as any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including our ability to continue to be in compliance with the financial covenants under the indentures relating to our senior debt, our ability to collect outstanding accounts receivable, the demand for CNG and our conversion kits, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions as well as economic conditions that affect the natural gas industry. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this annual report is filed, and we do not intend to update any of the forward-looking statements after the date this quarterly report is filed to conform these statements to actual results, unless required by law.

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008 we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this segment, we raised approximately $30 million from the sale of convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal governments. As a result of these price controls, our gross margin is effectively dependent upon the governments’ pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas processing plants. We have a majority interest in one of these two ventures and a minority interest in the other. At December 31, 2008, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $2.4 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline that is presently under construction and is expected to be completed during the first half of 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined later, and the delivery of natural gas through this pipeline is dependent upon the completion of the pipeline.  We cannot assure you that the pipeline will be completed as scheduled or that the operator will be able to deliver natural gas in the quantity contemplated by the agreement.

In early 2007, we established a division to sell and manufacture CNG vehicle conversion kits to OEM’s and aftermarket customers. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.  The business of manufacturing electronic parts for vehicle conversion kits as well as producing conversion kits is reported as a separate segment.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  There can be no assurance that the downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing and operating our CNG filling stations or the market for our CNG station construction services and our conversion kits.

During the three months ended December 31, 2008, our accounts receivable increased by $5.3 million, from $22.0 million to $27.3 million.  As a result of competitive market pressures during a period of financial uncertainties, we extended very favorable payment terms for customers of CNG equipment.  At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at December 31, 2008, our accounts receivable were outstanding for an average of 140 days.  Although the government of the PRC has announced a stimulus package which can be used by our customers to enable them to make payments to us, we cannot require our customers to use any of the available programs.   Our ability to develop our business may be impaired in the event that we do not receive payments from our customers in a timely manner.  We cannot assure you that we will be able to collect our accounts receivables in a timely manner, if at all, and the failure to collect the accounts receivables is likely to impair our liquidity and our ability to conduct our business.

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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of February 10, 2009, we were operating nineteen CNG stations, of which fourteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

RESULTS OF OPERATIONS

The information set forth below represents segment information for the three months ended December 31, 2008 and 2007.

Three Months Ended December 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,136	$5,779	$4,751	$2,262	$15,928
Cost of sales	2,221	3,506	3,783	1,616	11,126
Gross profit	915	2,273	968	646	4,802
Gross margin	29%	39%	20%	29%	30%
Operating expenses:
Selling expenses	58	22	308	126	514
General and administrative expenses	278	457	394	228	1,357
Total operating expense	336	479	702	354	1,871
Income from operations	$579	$1,794	266	$292	$2,931

Three Months Ended December 31, 2007 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net revenue	$1,849	$4,638	$68	$2,252	$8,807
Cost of revenues	1,085	2,313	44	1,454	4,896
Gross profit	764	2,325	24	798	3,911
Gross margin	41%	50%	36%	35%	44%
Operating expenses:
Selling expenses	58	12	7	79	156
General and administrative expenses	208	482	94	224	1,008
Total operating expense	266	494	101	303	1,164
Income (loss) from operations	$498	$1,831	$(77)	$495	$2,747

Net Sales. Net sales for the three months ended December 31, 2008 (“December 2008 quarter”) were approximately $15.9 million, an increase of approximately $7.1 million, or 81%, from sales of approximately $8.8 million for the three months ended December 31, 2007 (“December 2007 quarter”).  This increase resulted from:

•
An increase of approximately $1.3 million, or 70%, in sales from customized pressure containers, reflecting an increase in demand for these products, representing a fairly constant sales price per unit with an increase in the number of units sold.

•	An increase of approximately $1.1 million, or 25%, in sales from the CNG stations facilities and construction, resulting from the increased demand for the construction and equipping of CNG stations.

•
An increase of approximately $4.7 million due to ramping up of our CNG station operations. . In the December 2008 quarter, we operated sixteen CNG stations while in the December 2007 quarter, only  one station was in operation. With more stations being put into operation, CNG station business will contribute more to our sales.

For most of 2008, China was in a period of economic growth, and the CNG businesses were affected by both this period of growth as well as the policies of the government to encourage the use of CNG as a method of reducing pollution.  We cannot predict the effect of the economic downturn on our business in the near future.

Cost of Sales; Gross Margin. The cost of sales for the December 2008 quarter was approximately $11.1 million, an increase of approximately 127% from approximately $4.9 million for the December 2007 quarter.  The CNG station operation segment contributed $3.7 million, or approximately 33.3% of the total increase in cost of sales. Our overall gross margin decreased from 44% to 30% from the December 2007 quarter to the December  2008 quarter for the following reasons:

•
Our gross margin for the customized pressure containers deceased from 41% to 29% because of price increases of raw materials of approximately 35% .  We were not able to pass on all of these cost increase to our customers.

•	Our gross margin for the CNG station facilities and construction decreased from 50% to 39% because of the price increasing of raw materials which we were not able to pass on to our customers.

•
The CNG station operation segment gross margin in the December 2008 quarter is 20%, which lowered the overall gross margin.  During the December 2008 quarter, our CNG stations were operating at less than optimum capacity. Further, during the December 2007 quarter, we were in the startup phase and did not include any depreciation in cost of sales. During 2009 our stations were operating at approximately 70% of their capacity, which should help to improve our margins.  During both the December 2008 quarter and the December 2007 quarter, we did not operate a mother station. A mother station is a facility in which we can store CNG for delivery to our stations and enables us to purchase CNG more economically, and we plan to operate a mother station during 2009, although we cannot give any assurance that we will be able to do so.

•	With the general economic downturn, and with the maturity of the products, our gross margin in the vehicle conversion kits segment decreased from 35% to 29%.

Selling Expenses.  Selling expenses increased approximately $358,000, or approximately 229%, from the December 2007 quarter to the December 2008 quarter.  A significant portion of the increase relates to the CNG station segment, where we had only $7,000 selling expenses in the December 2007 quarter and selling expenses of $308,000 in the December 2008 quarter. In addition, selling expenses for the vehicle conversion kits segment increased $47,000 because of the expansion of our marketing efforts.

General and Administrative Expenses.  General and administrative expenses increased approximately $349,000, or 35%.  The expenses in CNG station operation  increased approximately $300,000 from the December 2007 quarter to the December 2008 quarter because of the increase in the number of stations in operation. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  Included in general and administrative expenses is non-cash compensation expense of $83,000 in the December 2008 quarter and $118,000  in the December 2007 quarter, for the value of stock options and warrants issued.  General and administrative expense is allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the December 2008 quarter was approximately $1.2 million, as compared with $571,000 for the December 2007quarter.  Our non-cash interest charges increased by $378,000 from the December 2007 quarter to the December 2008 quarter, which was not recognized in December 2007 quarter.  The non-cash interest reflects the interest on the 3% senior convertible notes which is only payable if the notes are not converted or if we are required to redeem the notes in cash.

Other Income and Other Expenses. During the December 2008 quarter,  we generated rental income of approximately $1.3 million for the rental of the land use rights for Sinogas’ former manufacturing facility. In March 2008, Sinogas signed a lease agreement with Qingdao Mingcheng Real Estate Co., Ltd (Qingdao Mingcheng), a non-related party, with a three-year term from January 2008 to December 2010, at a quarterly rental of RMB10 million (equivalent to $1.46 million based on the exchange rate at December 31, 2008).

Income Taxes.  The income tax provision in the December 2008 quarter was $568,000, which reflects the increase in income before income taxes mainly for Sinogas and Yuheng and an effective tax rate of 12.5%. In the December 2007 quarter, Sinogas, Yuhan, and Wuhan Sinoenergy benefited from an exemption from corporate income tax as a result of which we did not accrue any income tax in the December 2007 quarter. As Lixun received an exemption from corporate income tax from August 2007, in the December 2007 quarter, we recorded a tax credit of $120,000 for the full amount of the taxes previously accrued by Lixun. The statutory tax rates are 25% and 33% for the December 2008 and 2007 quarters, respectively.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  The increase from $112,000 in the December 2007 quarter to $955,000 in the December 2008 quarter results both from increased income in the subsidiaries and a change in our interests in Sinogas resulting from the sale of a 24.95% interest in Sinogas during the year ended September 30, 2008. During the December 2007 quarter, Sinogas was wholly owned, and there was no minority interest in Sinogas. In the December 2008 quarter, there was a 24.95% minority interest in Sinogas.

Net Income.  As a result of the foregoing, we had net income of approximately $1.7 million, or $0.11 per share (basic) and $0.13 (diluted) for the December 2008 quarter, as compared with net income of approximately $2.3 million, or $0.15 per share (basic) and $0.13 (diluted) for the December 2007 quarter.

Comprehensive Income.  Comprehensive income was approximately $1.5 million for the December 2008 quarter as compared with approximately $3.3 million for the December 2007 quarter.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $161,000 reduction in 2008 as compared with a positive adjustment of $968,000 in 2007.

Liquidity and Capital Resources

At December 31, 2008, we had working capital of approximately $3.2 million, as compared with working capital of approximately $35.0 million at September 30, 2008.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	December 31,	September 30,	September 30 to December 31, 2008
	2008	2008	Change	Percent Change
Current Assets
Cash	$4,049	$8,871	(4,822)	(54.4%)
Restricted cash	878	523	355	67.9%
Accounts and notes receivable, net	27,308	22,008	5,300	24.1%
Other receivables, net	16,137	16,983	(846)	(5.0%)
Deposits and prepayments	8,449	7,918	531	6.7%
Inventories	4,058	7,303	(3,245)	(44.4%)
Deferred expenses	101	91	10	11.0%
Current Liabilities
Short-term bank loan	12,627	11,953	674	5.6%
Notes payable	2,926	1,633	1,293	79.2%
Accounts payable	4,238	5,894	(1,656)	(28.1%)
Advances from customers	2,095	2,409	(314)	(13.0%)
Additional interest on notes	420	420	0	-
Income taxes payable	1,116	633	483	76.3%
Other payables	4,699	5,341	(642)	(12.0%)
Accrued expenses	356	335	21	6.3%
Deferred income	79	95	(16)	(16.8%)

Total current assets	$60,980	$63,697	$(2,717)	(4.37%)
Less: total current liabilities	28,556	28,713	$(157)	(0.6%)

Net working capital	$32,424	$34,984	$(2,560)	(7.3%)

Our largest current assets are our accounts and notes receivable and other receivables.  The accounts receivable at December 31, 2008, were $27.3 million.  These accounts receivables are outstanding for an average of 140 days, as compared with 124 days at September 30, 2008. The increase in accounts receivable reflects the nature of the competition as well as the economy, with customers seeking and receiving a longer period to make payments.   Of the $22.0 million of accounts receivable that were outstanding at September 30, 2008, approximately $5.0 million has been collected in cash and $17.0 million remained outstanding on February 12, 2009. We cannot assure you that we will be able to collect these receivables in a timely manner, and our inability to collect the receivables could impair our liquidity and our ability to conduct our business.

Other receivables were $16.1 million at December 31, 2008 and $17.0 at September 30, 2008.  Other  receivables at December 31, 2008, include (1) $3.7 million as a unsecured interest free receivables relating to payments which we made in connection with a bid we made with a non-affiliated company for a project to provide a bio-diesel fuel manufacturing facility; (2) $5.3 million for unsecured interest free note receivables relating to current accounts, and (3) $4.4 million due representing a rent receivable arising from the lease of our land use rights for our former manufacturing facility  Of the $17.0 million of other receivable outstanding at September 30, 2008, approximately $1.4 million has been collected in cash and $15.6 million remained outstanding on February 5, 2009.

For the three months ended December 31, 2008, net cash provided by operating activities was $0.3 million. The changes in working capital for the three months ended December 31, 2008, were primarily related to a $5.3 million increase in accounts receivable which resulted from the increase in our business and longer period during which our accounts receivables (principally those generated by Sinogas) are outstanding, a $363,000 decrease of accounts payable, a $314,000 decrease of advance from customers and $642,000 decrease in other payables, partially offset by a $3.2 million decrease of inventories because of the lower inventory as of the calendar year end, and a $306,000 decrease in other receivables and prepayments, and $1.2 million decrease of interest paid on our long-term notes.
We used approximately $6.8 million in investing activities for the three months ended December 31, 2008. This was due primarily to the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment of $4.9 million, and $1.4 million to invest in the unconsolidated entities.

Net cash provided by financing activities was $1.4 million for the three months ended December 31, 2008, related to $1.4 million loans from domestic banks in China.

For the December 2007 quarter, we generated negative cash flow of approximately $4.0 million from our operations, and we used approximately $19.2 million for investments, consisting of payments of approximately $16.1 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $1.0 million to purchase a portion of the minority interest in some of our subsidiaries.

We generated approximately $29.8 million cash from issuance of 12% guaranteed senior notes and 3% guaranteed convertible notes, and we repaid approximately $468,000 short term bank loans, which, as of December 31, 2007, were in the aggregate principal amount of approximately $29.3 million.

We believe that our working capital, together with cash flow expected to be generated from our operations, will provide us with the funds necessary to continue to develop our business, which, because of efforts to develop the CNG station business, is very cash intensive.  However, to the extent that we are unable to collect the accounts and notes receivable or other receivables, we may not have the cash to develop our business.  We will continue to incur capital expenditures for the CNG station segment in the future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

The indentures relating to the issuance of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes have covenants which could impair our ability to raise additional funds if we require the funds either to develop or expand our present businesses, primarily the CNG station business, or to make acquisitions.  These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 3.5 to 1.0, and (ii) the leverage ratio would not exceed 3.75 to 1.00 if the debt is incurred thereafter, provided, that certain subsidiaries may continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least  3.0 to 1.00, (ii) a leverage ratio of not more than 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.15.

•	Sinogas cannot incur debt under its credit facilities except to the extent that such debt does not exceed $10.0 million.

•
We are subject to restriction in paying dividends, purchasing our own securities or those of our subsidiaries, prepaying subordinated debt, and making any investment other any investments in our own business and our subsidiaries engaged in our business and certain other permitted investments.

•	We are subject to restrictions on incurring liens.

As of December 31, 2008, the fixed charge coverage ratio was 3.6 to 1, the leverage ratio was 3.16 to 1, the consolidated subsidiary debt to consolidated net tangible asset ratio was 0.19. Pursuant to an amendment and waiver agreement dated February 23, 2009, the noteholders consented that, from and after December 31, 2008, the consolidated subsidiary debt ratio shall be modified to be 0.35, and the noteholders would not take any action to declare an event of default as long as we were in compliance with the modified covenant.  As a result, we were in compliance with the financial covenants, as amended, at December 31, 2008.

The indenture relating to the 3% senior convertible notes provides for an adjustment in the conversion rate if we do not generate net income for the year ended December 31, 2008 of $14.0 million, based upon our audited financial statements for that year. We changed our fiscal year from the calendar year to the year ended September 30, effective with the year ended September 30, 2007. Since we do not have audited financial statements for the year ended December 31, 2008, which covers parts of two fiscal years, as of the date of this report, we have not determined our net income, as defined in the indenture, for the twelve months ended December 31, 2008.

We believe that  we will have the financial ability to make all payments on the convertible notes and the senior notes based on the original terms set forth in the indentures, including payments of principal, interest, and additional interest, and we intend to make those payments.  However, in the event that we are not able to collect our accounts and notes receivable and other receivables in a timely manner, we may have difficulty in making the required payments.  If we are unable to make the payments as and when required under the indentures, the noteholders may exercise the remedies available under the indentures, including the right to accelerate payment of the notes in the total principal amount of $30.0 million.  If the noteholders accelerate payment, we may be unable to continue in business unless we obtain replacement financing, which may not be available to us.

Commitments

We and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which we will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of December 31, 2008, we have invested $1,375,000 and our remaining commitment for future funding is $2,625,000.

We have purchase orders with several suppliers with aggregated amount of $28.84 million. At December 31, 2008, we had paid a total of $19.45 million for the purchase, and goods costing $22.04 million have been delivered to us.

We also lease thirteen parcels of land in Wuhan City and Pingdingshan City for CNG stations.  The current annual rent under these leases is approximately $462,600.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The Company is currently evaluating whether the adoption of SFAS No. 141(R) will have a significant effect on its consolidated financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

It is the responsibility of management to establish and maintain adequate internal controls over our financial reporting.  Management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report as a result of which our disclosure controls and procedures may not be effective.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

•
Lack of internal audit function – the monitoring function of internal control is not well performed due to insufficient capable resources. In addition, the scope and effectiveness of internal audit function are yet to be developed.

•	Insufficient or lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

Our deficiency related to the lack of adequate training of employees, especially those recently hired, on our accounting policies and our antifraud programs.

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weaknesses and deficiency in its internal control over financial reporting with the audit committee of the board of directors and is in the process of developing and implementing remediation plans to address the material weaknesses and deficiency in our internal control over financial reporting. During the fiscal year ended September 30, 2008 and the quarter ended December 31, 2008, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in processes, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are currently in process, to address the material weaknesses and deficiency in our internal control over financial reporting described above:

•	Reorganize and restructure our corporate accounting staff by:

	•	revising the reporting structure and establishing clear roles, responsibilities, and accountability;

	•	hiring additional technical accounting personnel to address our complex accounting and financial reporting requirements;

	•	assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training; and

	•	establishing internal audit functions,

•	Improve period-end closing procedures by:

	•	ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel;

	•	implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate;

	•	developing better monitoring controls for corporate accounting and at our subsidiaries;

	•	documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls; and

	•	making efforts to develop written policies and procedures, but the progress has been slowed due to limited resources and personnel changes.

Due to lack of qualified personnel in our operating region, we were not able to hire sufficient internal audit resources before the end of 2008. During 2008, we hired an internal audit manager and, we will increase our efforts to hire qualified personnel.  We anticipate that we will be able to complete the remediation before September 30, 2009.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

10.1	Letter agreement dated February 23, 2009, by and between the Registrant and Abax Lotus Ltd. And CCIF Petrol Limited
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOENERGY CORPORATION.
(Registrant)

Dated: February 23, 2009	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ ShiaoMing Sheng
Dated: February 23, 2009	Chief Financial Officer