Form 10-Q
period 2009-03-31
Sinoenergy CORP
filed 2009-05-20
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

As of May 12, 2009, the Registrant had 15,942,336 shares of common stock, par value $0.001 per share, issued and outstanding.

SINOENERGY CORPORATION AND SUBSIDIARIES

i

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

	March 31, 2009 (unaudited)	September 30, 2008
ASSETS
CURRENT ASSETS
Cash	$4,884	$8,871
Restricted cash	878	523
Accounts and notes receivable, net	30,206	22,008
Other receivables, net	9,953	16,983
Deposits and prepayments	9,817	7,918
Inventories	3,800	7,303
Deferred expenses	61	91
TOTAL CURRENT ASSETS	59,599	63,697

Long-term investments	2,995	1,568
Property, plant and equipment, net	39,634	30,298
Intangible assets	29,096	27,591
Due from related party	425	383
Other long term asset	7,320	6,891
Goodwill	1,906	1,906
Deferred tax asset	16	13
TOTAL NON-CURRENT ASSETS	81,392	68,650

TOTAL ASSETS	$140,991	$132,347

CURRENT LIABILITIES
Short-term bank loan	$22,133	$11,953
Other notes payable	2,926	1,633
Accounts payable	4,499	5,894
Advances from customers	1,940	2,409
Additional interest payable under convertible note indenture	280	420
Income taxes payable	831	633
Other payables	2,302	5,341
Accrued expenses	199	335
Deferred income	64	95
TOTAL CURRENT LIABILITIES	35,174	28,713

3% senior convertible notes	10,128	12,593
12% senior notes	16,669	16,658
Long-term loans	4,389	3,667
Deferred tax liabilities	744	1,095
TOTAL LIABILITIES	67,104	62,726

Minority interests	15,315	14,394
Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,942,336 shares at March 31, 2009 and September 30, 2008	16	16
Additional paid-in capital	34,415	30,396
Retained earnings	18,816	19,953
Accumulated other comprehensive income	5,325	4,862

TOTAL SHAREHOLDERS’ EQUITY	58,572	55,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,991	$132,347

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2009	2008
NET SALES	$6,971	$7,734
COST OF SALES	(5,495)	(4,011)
GROSS PROFIT	1,476	3,723

OPERATING EXPENSES
Selling expenses	74	138
General and administrative expenses	3,382	967

TOTAL OPERATING EXPENSES	3,456	1,105

INCOME (LOSS) FROM OPERATIONS	(1,980)	2,618

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	-	1,185
Loss from unconsolidated entity	(17)	-
Investment gain	-	123
Interest expense	(1,109)	(720)
Additional interest payable under convertible note indenture	(140)	(140)
Other income, net	28	3

OTHER INCOME (EXPENSES), NET	(1,238)	451

INCOME (LOSS) BEFORE INCOME TAX AND MINORITY INTEREST	(3,218)	3,069
Income tax provision	(46)	(165)
INCOME BEFORE MINORITY INTEREST	(3,264)	2,904
Minority interest	429	(61)
NET INCOME (LOSS)	(2,835)	2,843
Other comprehensive income:
Foreign currency translation adjustments	624	2,768
COMPREHENSIVE INCOME (LOSS)	$(2,211)	$5,611
Net Income Per Common Share
Basic	$(0.18)	$0.18
Diluted	$(0.18)	$0.15
Weighted Average Common Shares Outstanding
Basic	15,942	15,709
Diluted	15,942	18,826

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share information)

	Six Months Ended March 31,
	2009	2008
NET SALES	$22,899	$16,541
COST OF SALES	(16,621)	(8,907)
GROSS PROFIT	6,278	7,634

OPERATING EXPENSES
Selling expenses	588	294
General and administrative expenses	4,739	1,975

TOTAL OPERATING EXPENSES	5,327	2,269

INCOME FROM OPERATIONS	951	5,365

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	1,329	1,185
Loss from unconsolidated entity	(33)	-
Investment gain	-	103
Interest expense	(2,317)	(1,280)
Additional interest payable under convertible note indenture	(140)	(140)
Other income, net	213	147

OTHER INCOME (EXPENSES), NET	(948)	15

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	3	5,380
Income tax provision	(614)	(45)
INCOME BEFORE MINORITY INTEREST	(611)	5,335
Minority interest	(526)	(173)
NET INCOME (LOSS)	(1,137)	5,162
Other comprehensive income:
Foreign currency translation adjustments	463	3,733
COMPREHENSIVE INCOME (LOSS)	$(674)	$8,895
Net Income Per Common Share
Basic	$(0.07)	$0.33
Diluted	$(0.07)	$0.27
Weighted Average Common Shares Outstanding
Basic	15,942	15,709
Diluted	15,942	18,875

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Number of Common Shares Issued	Par Value Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity -
Balance, October 1, 2008	15,942	$16	$30,396	$19,953	$4,862	$55,227
Share-based compensation			157			157
Adjustment to record reduction in conversion price of 3% senior convertible notes			3,862			3,862
Net income for the period				(1,137)		(1,137)
Currency translation adjustment					463	463
Balance, March 31, 2009	15,942	$16	$34,415	$18,816	$5,325	$58,572

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)
	Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income (loss)	$(1,137)	$5,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	157	237
Amortization of note discount	686	28
Deferred portion of interest expense	722	784
Minority interest	844	173
Depreciation	380	319
Amortization of intangible assets	227	285
Provision for (recovery of) doubtful accounts	13	(108)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,520)	(6,206)
Other receivables, deposits and prepayments	4,685	7
Inventories	3,212	(1,730)
Deferred tax asset	(3)	-
Accounts payable	(94)	(1,598)
Accrued expenses	(125)	(120)
Advances from customers	(430)	1,517
Other payables	(3,237)	2,206
Deferred income	(28)	-
Income taxes payable	182	50

Net cash provided by (used in) operating activities	(1,466)	1,006

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,307)	(12,842)
Purchase of land use right	(1,583)	(11,655)
Investment in unconsolidated entities	(1,308)	(9,387)
Changes in restricted cash	(325)	-
Other payment for investment activities	-	(443)

Net cash used in investing activities	(12,523)	(34,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	-	29,840
Proceeds from bank loan	9,995	-
Payment of bank borrowings	-	(596)

Net cash provided by financing activities	9,995	29,244

Effect on cash of changes in exchange rate	7	3,733

Net decrease in cash	(3,987)	(344)
Cash at beginning of period	8,871	4,547
Cash at end of period	$4,884	$4,203
Supplemental disclosure of cash flow information:
Interest paid	$532	$1,248
Income taxes paid	$338	$-
 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

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
**           These subsidiaries are owned 75% by Sinogas and 25% by Sinoenergy.

As of May 10, 2009, Hubei Gather, Jingrun, and Qingdao Sinoenergy remain in the start-up stage and have no operations.

2. Summary of Significant Accounting Policies

Management’s Responsibility

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2008. Results for the six months ended March 31, 2009 are not necessarily indicative of results to be expected for the year.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly-owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Jiaxing Lixun, Xuancheng Sinoenergy and Jingrun, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments. As of March 31, 2009, management determined that there is no indication of impairment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and September 30, 2008, the Company did not have any cash equivalents.

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

Long-Term Investments

Investments in entities in which the Company owns more than 20% and up to 50% of the equity and does not have the ability to control, but has the ability to exert significant influence, are accounted for using the equity method.  Under the equity method, an investment is initially recorded at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor's share of income of the investee and is reduced to reflect the investor's share of losses of the investee or dividends received from the investee.

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

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use rights for the land on which the Sinogas, Jiaxing, Xuancheng, Jingrun, and Qingdao Sinoenergy facilities are located are recorded as intangible assets.

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

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $139,617 and $505,000 of interest during the three months ended March 31, 2009 and 2008, respectively, and $241,990 and $792,000 of interest during the six months ended March 31, 2009 and 2008, respectively.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands).

	Six months ended March 31,
	2009	2008
Product warranty liability, as of September 30	$167	$76
Reductions for payments made (in cash or kind) during period	-	-
Changes in liability for warranties issued during the period	33	36
Foreign exchange gain/loss	(1)	6
Product warranties, as of March 31	$199	$118

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

Fair Value of Financial Instruments

The Company adopted  Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements and SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities on October 1, 2008.  The Company has not yet adopted the provisions of these statements related to non-financial assets and non-financial liabilities, as permitted.

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

The Company determined that as of March 31, 2009, the Company did not have any significant financial assets or liabilities that require fair value measurement pursuant to SFAS 157, nor did the company choose to report any assets or liabilities at fair value, pursuant to SFAS 159.

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

The Company performs ongoing credit evaluations of its debtors, but does not require collateral, in accordance with general industry practice in China.

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

The Company’s only component of other comprehensive income is foreign currency translation gain $624,000 and $2,768,000 for the three months ended March 31, 2009 and 2008, respectively, and $463,000 and $3,733,000 for the six months ended March 31, 2009 and 2008, respectively.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The Company will be required to adopt SFAS No. 140 on October 1, 2009, which will apply to business combinations completed on or after that date.  Earlier adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company will be required to adopt SFAS No. 160 on October 1, 2009.  Earlier adoption is not permitted. The Company is currently evaluating the impact that SFAS 160 may have on  its consolidated financial position, results of operations, and cash flows upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 was adopted by the Company on January 1, 2009.  The adoption of SFAS No. 161 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets.  The Company will be required to adopt FSP FAS 142-3 on October 1, 2009.  Earlier adoption is not permitted.  The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with down-round provisions.  Down-round provisions are designed to protect an investor in the event the issuer issues securities at a lower price or with a lower exercise or conversion price.  Convertible instruments and warrants which are derivatives and have such provisions will no longer be recorded in equity.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The Company will be required to adopt EITF 07-5 commencing with the quarter ending December 31, 2009, which is the first quarter of the fiscal year ending September 30, 2010.  To the extent that the Company’s convertible notes and certain of its warrants are outstanding on December 31, 2009, the Company will reflect as a derivative liability the fair value of the derivate component of these securities and will reflect a gain or loss for the derivative liability based on the change in value of the derivative liability during each fiscal quarter during which the instruments are outstanding.

In May 2008, the FASB issued Financial Accounting Standards Board Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments must account separately for the liability and equity components in a manner that reflects the entity's estimated non-convertible borrowing rate at the date of issuance. FSP APB 14-1 is effective for periods subsequent to December 15, 2008 and must be applied retrospectively.  The adoption of FSP APB 14-1 did not have an impact on the Company’s financial statements.

3. Restricted Cash

The restricted cash as at March 31, 2009 and September 30, 2008 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Details of allowance for doubtful receivables deducted from accounts receivable are as follows (dollars in thousands):

	March 31, 2009	September 30, 2008
Accounts receivable	$27,336	$22,100
Notes receivable
-rental receivable	2,633	-
-bank acceptance	447	114
Less: allowance for doubtful receivables	(210)	(206)

Balance	$30,206	$22,008

During the six months ended March 31, 2009, our accounts receivable increased by $8.2 million, from $22.0 million to $30.2 million.  As a result of competitive market pressures during a period of financial uncertainties, we extended very favorable payment terms for customers of CNG equipment.  At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at March 31, 2009, our accounts receivable were outstanding for an average of 208 days.  A significant amount of our receivables that were outstanding at September 30, 2008 remained outstanding on March 31, 2009.

5. Other receivables

Details of other receivable are as follows (dollars in thousands)

	March 31, 2009	September 30, 2008
Unsecured interest free receivables relating to projects	$8,962	$10,236
Rental receivable	-	2,933
Miscellaneous receivables	1,012	3,826
Less: allowance for doubtful receivables	(21)	(12)

Balance	$9,953	$16,983

6. Inventories

Inventories at March 31, 2009 and September 30, 2008 are as follows (dollars in thousands):

	March 31, 2009	September 30, 2008

Raw materials	$1,706	$4,145
Work in progress	887	2,428
Finished goods	1,199	721
Low value consumables	8	9

Total	$3,800	$7,303

7. Long-term investments

At March 31, 2009 and September 30, 2008, the details of long-term investments are as follows (dollars in thousands):

	March 31, 2009	September 30, 2008

Anhui Gather
Initial Investment	$1,649	$1,653
Equity in (loss)	(117)	(85)
Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)
Initial Investment	1,463	-
Total	$2,995	$1,568

Anhui Gather

On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co., Ltd. (“China New Energy”) organized two companies to construct and operate natural gas processing plants – Anhui Gather Energy Company (“Anhui Gather”), which is based in Wuhu City, and Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”), which is located in Wuhan.

Anhui Gather was initially owned 55% by China New Energy and 45% by Tianjin Green Fuel.  On July 4, 2007, the Company purchased the 45% interest from Tianjin Green Fuel for $2,750,000.  Hubei Gather was initially owned 55% by the Company and 45% by China New Energy.   The Company’s capital obligation to Hubei Gather was $4,000,000, of which $1,375,000 has been paid as of March 31, 2009.

In July 2008, the Company entered into an agreement with China New Energy pursuant to which it exchanged a 25% interest in Anhui Gather for a 25% interest in Hubei Gather.  As a result of the exchange, the Company owns an 80% interest in Hubei Gather and a 20% interest in Anhui Gather.  Neither Hubei Gather nor Anhui Gather has commenced business activities.  The results of Hubei Gather’s operations are included in the Company’s consolidated operations, and Hubei Gather is not treated as a long-term investment.

Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)

On October 31, 2008, in order to provide for a supply of steel bottles, a major component in its CNG trailer, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with a proposed annual production capacity of 4,000 steel bottles. The total registered capital is RMB 50 million (equivalent to $7.31 million based on the exchange rate on March 31, 2009), of which Sinogas has a 40% interest and will contribute 40% to this enterprise. In December 2008, Sinoags contributed RMB10 million (equivalent to $1.46 million based on the exchange rate on March 31, 2009.) Sinogas Luxi has not commenced business activities.

8. Property, Plant and Equipment

As of March 31, 2009 and September 30, 2008, property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2009	September 30, 2008

Buildings and facility	$8,010	$6,254
Machinery equipment	12,617	7,538
Motor vehicles	825	838
Office equipment and other	318	395
Total	21,770	15,025

Accumulated depreciation	(2,008)	(1,666)
	19,762	13,359

Construction in process	19,872	16,939

Net Book Value	$39,634	$30,298

9. Intangible Assets

As of March 31, 2009 and September 30, 2008, intangible assets consist of the following (dollars in thousands):

	March 31, 2009	September 30, 2008

Patent and technology know-how, etc	$462	$424
Land use rights	29,748	28,054
Total	30,210	28,478

Accumulated amortization	(1,114)	(887)

Net Book value	$29,096	$27,591

Patents and technology know-how is being amortized over 10 years through September 2014.

The land use rights include four parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy and Jiaxing Lixun. The land use rights are being amortized over the following periods for which they are transferable and renewable (dollars in thousands):

Owner	Cost	Expiration
Sinogas	$20,718	May 2057
Jingrun	4,396	December 2056
Xuancheng Sinoenergy	1,095	June 2058
Qingdao Sinoenergy	3,171	December 2058
Jiaxing Lixun	368	June 2058
Total	$29,748

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, a former shareholder of Sinogas, for a price of RMB142 million, equivalent to US$20.72 million based on the March 31, 2009 exchange rate. The land use right is being amortized from May 2007 over a 50-year term.

On March 1, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), a non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the March 31, 2009 exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease. On March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which the Company reduced the rental receivable by 40%. The reduced rent is payable in quarterly installments over a one-year period commencing June 30, 2009.

On December 15, 2007, the Company purchased from a non-affiliated third party all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the March 31, 2009 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the March 31, 2009 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group, a non-affiliated third party, for $872,000 based on the March 31, 2009 exchange rate. The Company has paid the purchase price and obtained the title deed for the land use right.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”) from an unrelated third party for approximately RMB43 million.  QDSY’s sole asset is the land use right and construction in progress. The cost of the land use right paid by the Company was approximately $1.9 million based on the March 31, 2009 exchange rate. The Company obtained the title deed for the land use right on December 31, 2008.

In June 2008, Lixun acquired from a non-affiliated third party a land use right for $368,000, which Lixun plans to use for construction of a new plant.

10. Other long-term assets

The amount of other long-term assets in the consolidated financial statements at March 31, 2009 (dollars in thousands) consists primarily of the following:

(1) $1,666 prepayments for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets.

(2) $1,018 due from customers related to deferred income.

(3) $3,810 prepayments for the rent for CNG stations.

The other long-term assets in the consolidated financial statements at September 30, 2008(dollars in thousands) consists primarily of the following:

(1) $3,715 prepayments for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets

(2) $1,021 due from the customers related to deferred income.

(3) $1,303 prepayments for the CNG land rental.

11. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of March 31, 2009 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Working Capital	July 17, 2008	One year	7.326%	$337
Bank of Communication	Working Capital	February 4,2009	Six months	4.86%	5,851
Bank of Communication **	Working Capital	September 5, 2008	One year	5.58%	5,851
Industrial Bank Co., Ltd.	Working Capital	November 21, 2008	Six months	7.839%	146
CITIC Bank	Working Capital	December 22, 2008	Six months	5.544%	439
CITIC Bank	Working Capital	January 4, 2009	One year	5.841%	220
China Merchants Bank	Working Capital	January 19, 2009	One year	5.5755%	1,463
CITIC Bank	Working Capital	February 6, 2009	One year	5.841%	73
China Merchants Bank	Working Capital	March 5, 2009	One year	5.5755%	439
China Construction Bank	Working Capital	March 16, 2009	One year	5.5755%	7,314
Total					$22,133

The interest rates, which are subject to adjustment by the banks determined by the Chinese government economic development policy, reflect the interest rate in effect on March 31, 2009.

* 6-12 month interest rate

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

* 6 month interest rate
** 6-12 month interest rate

12. Advances from Customers

Advances from customers at March 31, 2009 and September 30, 2008 consist of advances received for routine sales orders according to the Company’s sales policy.

13. Income Taxes Payable

The Company pays national and local income tax in China.  Beginning January 1, 2008, the Chinese government has adopted a new statutory tax rate at 25%.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan were granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011).

Under the current tax laws of the PRC, the Company’s other PRC subsidiaries, Wuhan Sinoenergy and, Pingdingshan Sinoenergy will each be entitled to a two-year 100% tax exemption followed by three years of a 50% tax exemption once they become profitable.

No provision for taxes outside of the PRC is made as Sinoenergy Holding Limited, an investment holding company, has no taxable income in the British Virgin Islands.

14.  Long term notes payable

In September 2007, the Company issued 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.

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

The convertible note indenture requires the Company to offer to purchase the Notes at a price which would generate a 13.8% yield if the Company does not maintain the listing of its common stock on the Nasdaq Stock Market, if, after obtaining the listing, the common stock is not listed on either a United States national or regional securities exchange or the Nasdaq Stock Market or if trading of the common stock on any exchange or market has been suspended for ten or more days.

The indenture also requires the Company to pay additional interest as follows:

•	At the rate of 3.0% per annum if the Company fails to maintain the listing of its common stock on the Nasdaq Global Market or the Nasdaq Capital Market.

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of March 31, 2009, the Company had accrued additional interest of $560,000 pursuant to this provision, of which $280,000 was paid in January 2009 and $280,000 remained outstanding. The Company has accounted for the additional interest payable as a result of the failure of the Company to have the shares of common stock issuable upon conversion of the 3% senior notes registered in accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and SFAS No.5, “Accounting for Contingencies”. Accordingly, the Company has accrued the additional interest payable under registration rights agreements up to March 31, 2009. The Company will review and adjust this accrual at each subsequent period end. If the registration statement is not effective by June 21, 2009, an additional $140,000 payment will become due.

At March 31, 2009, the holders of the Notes have the right to convert their Notes into common stock at a conversion price of $4.20 per share, reflecting a reduction in the conversion price through March 28, 2009. The indenture, as clarified, provides that if the Company sells common stock or issues convertible securities with a conversion or exercise price less than the conversion price, the conversion price is to be reduced to the sales price or the exercise or conversion price, but not less than $0.80 per share. The Company agreed not to sell shares at a price or issue convertible securities with an exercise or conversion price less than $0.80.

In addition, the average price of the common stock is computed in accordance with the indenture on September 28 and March 28 of each year.  If the average price of the common stock is less than the conversion price, the conversion price is reduced to the greater of the average price or $4.20 per share. Since the average price before March 28, 2009 is lower than $4.20, the conversion price as of March 31, 2009 is $4.20.

The indenture provides for an adjustment in the conversion price if the Company fails to have net income, as defined in the indenture, of $14.0 million for the year ended December 31, 2008 and $22.5 million for the year ending December 31, 2009. The indenture also had a required net income target for 2007. The investors have waived the right to any adjustment based on 2007 net income, in consideration for which the Company’s principal stockholder, which is an entity owned by the chief executive officer and the chairman of the board agreed to pay the investors a total of $600,000.  The noteholders waived payment of this obligation on February 23, 2009.

The Company changed its fiscal year from the calendar year to the year ended September 30, effective with the year ended September 30, 2007. Since the Company does not have audited financial statements for the year ended December 31, 2008, which covers parts of two fiscal years, as of May 10, 2009, the Company has not computed its net income, as defined in the indenture, for the twelve months ended December 31, 2008.

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

The following discussion is based on the assumptions that (a) the target levels are not met for both 2008 and 2009, (b) the number of fully diluted shares of common stock (other than shares issuable upon conversion of the convertible notes) through the end of 2009, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price. Under the formula, if the 2008 target was not met, the conversion rate would increase o 24,021 shares per $100,000 principal amount of note and the conversion price would be adjusted to $4.162 from the conversion price at March 31, 2009, which is $4.20, which represents a conversion rate of 23,810 shares per $100,000 principal amount of notes. If the target for both 2008 and 2009 are not met, the conversion rate would become 28,665 shares per $100,000 principal amount, and the conversion price would be $3.489.

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

The indentures for both the convertible notes and the senior notes, as amended through May 19, 2009, have certain covenants, including the following:

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

•
The Company is restricted from incurring additional debt unless, either (i) after giving effect to the borrowing, the Company maintains (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, and (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, or (ii) the debt is permitted debt. The noteholders agree that they shall not take any action to cause or declare an Event of Default as long as the Company is in compliance with these amended ratio. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined. Permitted debt includes indebtedness by Sinogas of not more than $10,000,000 and certain purchase money indebtedness.

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

•
The indentures pursuant to which the notes were issued, as amended through May 13, 2009, provide that the Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35 thereafter. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.  At March 31, 2009, the fixed charge ratio was 2.26 to 1, the leverage ratio was 5.77 to 1 and the subsidiary debt ratio was 0.28.

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

 Management reviewed the accounting for these transactions and concluded that the conversion option did not constitute an embedded derivative under SFAS No. 133, as the Company has sufficient authorized but unissued shares to meet its maximum share obligations upon conversion, including any reductions in the conversion price. However, the transaction includes a beneficial conversion feature pursuant to EITF 98-5 and 00-27, and the total beneficial conversion feature of $176,656 was charged to additional paid in capital and is being amortized over the life of the notes commencing October 1, 2007. However, in the first quarter of the fiscal year ending September 30, 2010, the Company will be required to adopt EITF 07-5, as a result of which the conversion feature of the convertible notes will be treated as a derivative. See Note 2-New Accounting Pronouncements.

As a result of the reduction in the conversion price from $6.34 to $5.125, the Company recorded an additional beneficial conversion feature of $3,360,905 as a discount to the notes and additional paid in capital, which is being amortized as interest expense over the remaining term of the notes commencing April 1, 2008. As a result of the reduction of the conversion price to $4.20 in March 2009, the Company recorded an additional beneficial conversion feature of $3,862,000 as a discount to the notes and additional paid-in capital, which is being amortized over the remaining terms of the notes commencing April 1, 2009.

Mr. Huang and Mr. Deng are also prohibited from transferring any shares, with limited exceptions, until the investors shall have sold, singularly or in the aggregate, more than 5% of the Company’s total outstanding equity on a fully-diluted basis.

From the closing date and as long as long as Abax Nai Xin A Lt. and Abax Jade Ltd. (“Abax”), the note holders, continues to hold more than 5% of the outstanding shares of common stock on an as-converted basis, (i) Abax shall be entitled to appoint up to 20% of the voting members (or the next higher whole number if such percentage does not yield a whole number) of the Company’s board of directors, and (ii) if the Company fails to meet the net income requirements under the indenture for the convertible notes, Abax has the right to appoint an additional director. The Abax director shall be entitled to serve on each committee of the board, except that, the Abax director shall not serve on the audit committee unless he or she is an independent director. Mr. Huang and Mr. Deng have agreed to vote their shares for the election of the Abax directors. The Company is required to amend its by-laws to provide that a quorum for action by the board shall include at least one Abax director.

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet is as follows (dollars in thousands):

Original amount	$16,000
Note discount	(378)
Balance, September 30, 2007	15,622
Accrual of interest	1,930
Amortization of beneficial conversion feature	76
Interest paid	(970)
Balance, September 30, 2008	16,658
Accrual of interest	960
Amortization of beneficial conversion feature	38
Interest paid	(987)

Balance, March 31, 2009	$16,669

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet is as follows (amounts in thousands):

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	12,593
Amortization of beneficial conversion feature	18
Interest paid	(217)
Interest accrued for guaranteed 13.8% return	966
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Amortization of discount resulting from reset	630

Balance, March 31, 2009	$10,128

15. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three months and six months ended March 31, 2009 and 2008, are as follows:

Name of related party	Relationship
Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. Legal representative of Beijing Sanhuan is the Company’s CEO before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Mr. Guiqiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company
China New Energy	The minority shareholder of a subsidiary (Hubei Gather)

Significant transactions between the Company and its related parties during the three months and six months ended March 31, 2009 and 2008 are as follows (dollars in thousands):

(1) Sales and purchase transactions with related parties

Name of the Company	For the six months ended March 31, 2009	For the six months ended March 31, 2008
Beijing Sanhuan	$263 fee for right to use the technology and software in the CNG construction	None

(2) Due from related parties

Name of the Company	March 31, 2009	March 31, 2008

China New Energy	$381	None
Beijing Sanhuan	$73	None
Anhui Gather	$44	None
Kangtai	None	$8 inter-company loan

(3) Due to related parties

Name of the Company	March 31, 2009	March 31, 2008

Beijing Sanhuan	None	$209 payables to Beijing Sanhuan for balance of the purchase price of land use right

Kangtai	$None	$4 of unsecured loan

16. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The information set forth below represents the segment information for the three months and six months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$685	$1,671	$4,032	$583	$6,971
Cost of sales	552	960	3,640	343	5,495
Gross profit	133	711	392	240	1,476
Gross margin	19%	43%	10%	41%	21%
Operating expenses:
Selling expenses	40	10	(52)	76	74
General and administrative expenses	310	2,421	447	204	3,382
Total operating expense	350	2,431	395	280	3,456
Loss from operations	$(217)	$(1,720)	$(3)	$(40)	$(1,980)

Total assets	$31,480	$65,032	$36,610	$7,869	$140,991

Three Months Ended March 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net sales	$1,822	$3,751	$282	$1,879	$7,734
Cost of sales	1,053	1,592	179	1,187	4,011
Gross profit	769	2,159	103	692	3,723
Gross margin	42%	58%	37%	37%	48%
Operating expenses:
Selling expenses	35	21	30	52	138
General and administrative expenses	50	591	8	318	967
Total operating expense	85	612	38	370	1,105
Income from operations	$684	$1,547	$65	$322	$2,618

Total assets	$30,262	$36,449	$23,690	$10,240	$100,641

Six Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,821	$7,450	$8,783	$2,845	$22,899
Cost of sales	2,773	4,466	7,423	1,959	16,621
Gross profit	1,048	2,984	1,360	886	6,278
Gross margin	27%	40%	15%	31%	27%
Operating expenses:
Selling expenses	98	32	256	202	588
General and administrative expenses	588	2,878	841	432	4,739
Total operating expense	686	2,910	1,097	634	5,327
Income from operations	$362	$74	$263	$252	$951

Six Months Ended March 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net sales	$3,671	$8,389	$350	$4,131	$16,541
Cost of sales	2,138	3,905	223	2,641	8,907
Gross profit	1,533	4,484	127	1,490	7,634
Gross margin	42%	53%	36%	36%	46%
Operating expenses:
Selling expenses	93	33	37	131	294
General and administrative expenses	258	1,073	102	542	1,975
Total operating expense	351	1,106	139	673	2,269
Income (loss) from operations	$1,182	$3,378	$(12)	$817	$5,365

17. Capital Stock

As of March 31, 2009, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;

•	3,333,333 shares issuable upon conversion of 3% senior convertible notes;

•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2008	85,715	369,644	75,000	25,000	555,359

Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at March 31, 2009	85,715	369,644	75,000	25,000	555,359

As at March 31, 2009, the weighted average exercise price for the above mentioned warrants is $2.79. None of the outstanding warrants are subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,359 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price. The warrants issued in the June 2006 private placement may be treated as derivatives pursuant to EITF 07-5 commencing with the first quarter of the fiscal year ended September 30, 2010. See Note 2-New Accounting Pronouncements.

Stock options

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 15,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year, at market price. The options become exercisable cumulatively as to fifty percent (50%) of the shares subject thereto six months from the date of grant and as to the remaining fifty percent (50%), eighteen months from the date of grant, and expire on the earlier of (i) five years from the date of grant, or (ii) seven (7) months from the date such independent director ceases to be a director if such independent director ceases to be a director other than as a result of his death or disability.

Pursuant to the automatic grant provisions, on April 1, 2008, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $5.80 per share, being the fair market value on the date of grant.

	Shares subject to options	Weighted Average exercise	Remaining life (years)
Options outstanding at September 30, 2008	845,000	$4.39	4.26
Options granted during the period	-	-	-
Options cancelled during the period	(75,000)	5.72	-
Options outstanding at March 31, 2009	770,000	$4.26	3.31

Options exercisable at March 31, 2009	360,000	$4.26	3.06

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

The share-based compensation expense during the three months and six months ended March 31, 2009 was $74,000 and $157,000, respectively, which was charged to operations as general and administrative expense.

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

The details for the fully diluted outstanding shares for the six months ended March 31, 2009 and 2008 is as follows:

	Six months ended March 31, 2009	Six months ended March 31, 2008
Weighted average common stock outstanding during period	15,942,336	15,709,033
Common stock issuable pursuant to warrants	-	614,681
Common stock issuable upon conversion of 3% convertible notes	-	2,208,202
Common stock issuable upon exercise of options outstanding during the period	-	343,305
Total diluted outstanding shares	15,942,336	18,875,221

Convertible notes, warrants and options are anti-dilutive for both the three and six months ended March 31, 2009 and are therefore excluded from the computation of diluted earnings per share for the period.

19. Commitments and Contingencies

The Company and New Energy, formed Hubei Gather to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of March 31, 2009, the Company’s commitment for future funding was $2,625,000.

In the normal course of our business the Company issues purchase orders for equipment for its CNG stations and well as for components for its products.  At March 31, 2009, there were no significant outstanding purchase orders.

20. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $102,639 and $50,919 for the three months ended March 31, 2009 and 2008, respectively, and $203,733 and $119,804 for the six months ended March 31, 2009 and 2008, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy temporary labor shortage. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrue welfare benefits. Based on the common practice in the PRC, the Company treats those workers as probationary employees, and does not accrue welfare benefits for them. Although the Company believes that it is treating these employees in accordance with applicable law, it is possible that the government may require the Company to accrue the welfare benefit and may assess a penalty for the under-accrual.

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

In the three months ended March 31, 2009, one customer of our station facilities and construction segment accounted for 23.6% of our total sales and at March 31, 2009, approximately 53.4% of our accounts receivable was from this customer.

In the three months ended March 31, 2008, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 40.5% of total sales.  At March 31, 2008, approximately 28.5% of our accounts receivable were from these customers.  The following table sets forth information as to the sales generated from each of these customers for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Name	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Dollars	Percent	Dollars		Percent
Wuhan Lvneng Gas Transportation Co.,	$14,601	53.4%	$	*	*
Xuancheng AnJie Co.,	*	*		1,906	24.6%
Dafeng XinXing Co.,	*	*		$1,132	15.9%

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008, we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this segment, we raised approximately $30 million from the sale of convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal governments. As a result of these price controls, our gross margin is effectively dependent upon the governments’ pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas processing plants. We have a majority interest in one of these two ventures and a minority interest in the other. At March 31, 2009, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $2.4 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted with an unrelated party for the purchase of natural gas which is to be delivered through a pipeline that is presently under construction and is expected to be completed during the first half of 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined later, and the delivery of natural gas through this pipeline is dependent upon the completion of the pipeline.  We cannot assure you that the pipeline will be completed as scheduled or that the operator will be able to deliver natural gas in the quantity contemplated by the agreement.

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

During the six months ended March 31, 2009, our accounts receivable increased by $8.2 million, from $22.0 million to $30.2 million.  As a result of competitive market pressures during a period of financial uncertainties, we extended very favorable payment terms for customers of CNG equipment.  At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at March 31, 2009, our accounts receivable were outstanding for an average of 208 days.  A significant amount of our receivables that were outstanding at September 30, 2008 remained outstanding on March 31, 2009. Although the government of the PRC has announced a stimulus package which can be used by our customers to enable them to make payments to us, we cannot require our customers to use any of the available programs.   Our ability to develop our business may be impaired in the event that we do not receive payments from our customers in a timely manner.  We cannot assure you that we will be able to collect our accounts receivables in a timely manner, if at all, and the failure to collect the accounts receivables is likely to impair our liquidity and our ability to conduct our business.

On March 31, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the March 31, 2009 exchange rate. As a result of the failure of Qingdao Mingcheng to make the required rental payments, on March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which Sinogas agreed to a termination of the sublease, and reduced the rental receivable by 40%, or $1.8 million, which is reflected in general and administrative expenses in the quarter ended March 31, 2009. The reduced rental is now payable in quarterly installments over a one-year period commencing June 30, 2009. To the extent that the Qingdao Mingcheng is unable to make the reduced payments, we have to take further writeoffs.

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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of May 10, 2009, we were operating nineteen CNG stations, of which fourteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

The information set forth below represents segment information for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$685	$1,671	$4,032	$583	$6,971
Cost of sales	552	960	3,640	343	5,495
Gross profit	133	711	392	240	1,476
Gross margin	19%	43%	10%	41%	21%
Operating expenses:
Selling expenses	40	10	(52)	76	74
General and administrative expenses	310	2,421	447	204	3,382
Total operating expense	350	2,431	395	280	3,456
Loss from operations	$(217)	$(1,720)	$(3)	$(40)	$(1,980)

Three Months Ended March 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net sales	$1,822	$3,751	$282	$1,879	$7,734
Cost of sales	1,053	1,592	179	1,187	4,011
Gross profit	769	2,159	103	692	3,723
Gross margin	42%	58%	37%	37%	48%
Operating expenses:
Selling expenses	35	21	30	52	138
General and administrative expenses	50	591	8	318	967
Total operating expense	85	612	38	370	1,105
Income from operations	$684	$1,547	$65	$322	$2,618

Net Sales. Net sales for the three months ended March 31, 2009 (“March 2009 quarter”) were approximately $7.0 million, a decrease of approximately $0.7 million, or 10%, from sales of approximately $7.7 million for the three months ended March 31, 2008 (“March 2008 quarter”).  This decrease resulted from:

•
A decrease of approximately $1.1 million, or 62%, in sales from customized pressure containers, reflecting the effects of the financial crisis on the development of manufacturing enterprises. We made no sales on the bio-diesel equipment in the March 2009 quarter, as compared with $0.9 million sales from bio-diesel equipment in March 2008 quarter.

•	A decrease of approximately $2.1 million, or 55%, in sales from the CNG stations facilities and construction, reflecting a decrease in demand resulting largely from the economic downturn.

•
An increase of approximately $3.8 million due to ramping up of our CNG station operations. In the March 2008, we had only one CNG station in operation, while we had 19 stations in operation during the March 2009 quarter.

•
A decrease of approximately $1.3 million, or 69%, in sales from vehicle conversion kits, reflecting the effects of the economic downturn and a reduction in price of oil, which resulted in a reduced demand for vehicle conversion kits.

Cost of Sales; Gross Margin.  Cost of sales for the March 2009 quarter was approximately $5.5 million, an increase of approximately 37% from approximately $4.0 million for the March 2008 quarter.  The CNG station operation segment contributed $3.6 million of the total cost of sales reflecting the increase in the number of stations we operated. Our overall gross margin decreased from 48% to 21% from the March 2008 quarter to the March 2009 quarter for the following reasons:

•
Our gross margin for the customized pressure containers deceased from 42% to 19% because of price increases of raw materials.  We were not able to pass on all of these cost increases to our customers. In addition, we had no sales of bio-diesel equipment in March 2009 quarter. These products carry a higher gross margin than our other pressure products.

•	Our gross margin for the CNG station facilities and construction decreased from 58% to 43% because of price increases for raw materials which we were not able to pass on to our customers.

•
The CNG station operation segment gross margin in the March 2009 quarter is 10%, which lowered the overall gross margin. During the March 2009 quarter, the increase of freight cost, together with price control, lowered our gross margin in this segment.

Selling Expenses.  Selling expenses decreased approximately $64,000, or approximately 46%, from the March 2009 quarter to the March 2008 quarter.  Our selling expenses relating to our CNG operations increased because of the increase in the number of stations in operations. This increase was more than offset by the writeoff of land rental costs incurred in connection with a proposed CNG station for which the expenses had been accrued but which will not be developed.

General and Administrative Expenses.  General and administrative expenses increased approximately $2.4 million.  A significant portion of this increase resulted from a $1.8 million bad debt charge as a result of a writeoff of a rental receivable. The expenses in CNG station operation increased approximately $439,000 from the March 2008 quarter to the March 2009 quarter because of the increase in the number of stations in operation. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  Included in general and administrative expenses is non-cash compensation expense of $74,000 in the March 2009 quarter and $119,206 in the March 2008 quarter, for the value of stock options and warrants issued.  General and administrative expense is allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the March 2009 quarter was approximately $1.1 million, as compared with $720,000 for the March 2008 quarter. Most of this increase relates to interest on an increased level of bank borrowing. Also, since interest is capitalized during the construction stage, as a result of the decreased level of construction during the March 2009 quarter, substantially all interest incurred was expensed in the March 2009 quarter.

Other Income and Other Expenses. During the March 2008 quarter, we recognized rental income of approximately $1.2 million for the rental of the land use rights for Sinogas’ former manufacturing facility. In March 2009, this lease was terminated and we wrote off approximately $1.8 million of the rental receivable.

Income Taxes.  The income tax provision decreased approximately $119,000, from March 2008 quarter to March 2009 quarter, which reflects the decrease in income before income taxes mainly for Sinogas and Yuheng and an effective tax rate of 12.5%.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  It changed from a $61,000 charge in the March 2008 quarter to income of $429,000 in the March 2009 quarter because for the loss incurred by Sinogas, Yuheng and Jiaxing.

Net Income.  As a result of the foregoing, we had a net loss of approximately $2.8 million, or $0.18 per share (basic and diluted), for the March 2009 quarter, as compared with net income of approximately $2.8 million, or $0.18 per share (basic) and $0.15 (diluted), for the March 2008 quarter.

Comprehensive Income.  Comprehensive income was approximately $624,000 for the March 2009 quarter as compared with approximately $2.8 million for the March 2008 quarter.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar.

Six Months Ended March 31, 2009 and 2008

The information set forth below represents segment information for the six months ended March 31, 2009 and 2008.

Six Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,821	$7,450	$8,783	$2,845	$22,899
Cost of sales	2,773	4,466	7,423	1,959	16,621
Gross profit	1,048	2,984	1,360	886	6,278
Gross margin	27%	40%	15%	31%	27%
Operating expenses:
Selling expenses	98	32	256	202	588
General and administrative expenses	588	2,878	841	432	4,739
Total operating expense	686	2,910	1,097	634	5,327
Income from operations	$362	$74	$263	$252	$951

Six Months Ended March 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total

Net sales	$3,671	$8,389	$350	$4,131	$16,541
Cost of sales	2,138	3,905	223	2,641	8,907
Gross profit	1,533	4,484	127	1,490	7,634
Gross margin	42%	53%	36%	36%	46%
Operating expenses:
Selling expenses	93	33	37	131	294
General and administrative expenses	258	1,073	102	542	1,975
Total operating expense	351	1,106	139	673	2,269
Income (loss) from operations	$1,182	$3,378	$(12)	$817	$5,365

 Net Sales. Net sales for the six months ended March 31, 2009 (“the fist half year of 2009”) were approximately $22.9 million, an increase of approximately $6.4 million, or 38%, from sales of approximately $16.5 million for the six months ended March 31, 2008 (“the first half year of 2008”).  This increase resulted from:

•
An increase of approximately $8.4 million was due to the expansion of our CNG station operations. In the first half year of 2008, we had only one CNG station in operation, while in the first half year of 2009, we had 19 stations in operation.

•
A decrease of approximately $1.3 million, or 31%, in sales from vehicle conversion kits, reflecting the effects of the economic downturn and a reduction in price of oil, which resulted in a reduced demand for vehicle conversion kits.

Cost of Sales; Gross Margin. The cost of sales for the first half year of 2009 was approximately $16.6 million, an increase of approximately 87% from approximately $7.7 million for the first half year of 2008.  The CNG station operation segment contributed $7.2 million of the total cost of sales. Our overall gross margin decreased from 46% to 27% from the first half year of 2008 to the first half year of 2009 for the following reasons:

•
Our gross margin for the customized pressure containers deceased from 42% to 27% because of price increases of raw materials.  We were not able to pass on all of these cost increase to our customers. In addition, we had no sales of bio-diesel equipment in first half year of 2009. These products carry a higher gross margin than our other pressure products.

•	Our gross margin for the CNG station facilities and construction decreased from 53% to 40% because of the price increases for raw materials which we were not able to pass on to our customers.

•
The CNG station operation segment gross margin in the first half year of 2009 is 15%, which lowered the overall gross margin.  During the first half year of 2009, the increase of freight costs, together with price control, lowered our gross margin in this segment. Also, during both the first half year of 2009 and the first half year of 2008, we did not operate a mother station.

Selling Expenses.  Selling expenses increased approximately $294,000, or approximately 100%, from the first half year of 2008 to the first half year of 2009.  The increase mainly related to the CNG station operations, because of the increase in the number of stations in operation, as well as the vehicle conversion kits segment.

General and Administrative Expenses.  General and administrative expenses increased approximately $2.8 million.  A significant portion of this increase resulted from a $1.8 million bad debt charge as a result of a writeoff of a rental receivable. The expenses in CNG station operation increased approximately $739,000 because of the increase in the number of stations in operation. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  Included in general and administrative expenses is non-cash compensation expense of $157,000 in the first half year of 2009 and $190,839 in the first half year of 2008, for the value of stock options and warrants issued.  General and administrative expense is allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the first half year of 2009 was approximately $2.3 million, as compared with $1.3 million for the first half year of 2008.  Most of this increase related to interest on bank borrowing. Also, since interest is capitalized during the construction stage, as a result of the decreased level of construction during the first half year of 2009, substantially all interest incurred was expensed in the first half year of 2009.

Other Income and Other Expenses.  During the first half year of 2009, we recognized rental income of approximately $1.2 million for the rental of the land use rights for Sinogas’s former manufacturing facility. In March 2009, this lease was terminated and we wrote off approximately $1.8 million of the rent receivable.

Income Taxes.  The income tax provision was $614,000 in the first half year of 2009, which reflects the increase of income before income taxes mainly for Sinogas and Yuheng and an effective tax rate of 12.5%. During the first half year of 2008, Sinogas and Jiaxing benefited from a 100% tax exemption for the three months ended December 31, 2007.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  It increased from $173,000 to $526,000, from the first half year of 2008 to the first half year of 2009.

Net Income.  As a result of the foregoing, we had a net loss of approximately negative $1.1 million, or $0.07 per share (basic and diluted) for the first half year of 2009, as compared with net income of approximately $5.2 million, or $0.33 per share (basic) and $0.27 (diluted) for the first half year of 2008.

Comprehensive Income.  Comprehensive income was approximately $463,000 for the first half year of 2009 as compared with approximately $3.7 million for the first half year of 2008.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar.

Liquidity and Capital Resources

At March 31, 2009, we had working capital of approximately $24.4 million, as compared with working capital of approximately $35.0 million at September 30, 2008.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	March 31,	September 30,	September 30 to March 31, 2009
	2009	2008	Change	Percent Change
Current Assets
Cash	$4,884	$8,871	-3,987	-44.9%
Restricted cash	878	523	355	67.9%
Accounts and notes receivable, net	30.206	22,008	8,198	37.3%
Other receivables, net	9,953	16,983	-7,030	-41.4%
Deposits and prepayments	9,817	7,918	1,899	24.0%
Inventories	3,800	7.303	-3,503	-48.0%
Deferred expenses	61	91	-30	-33.0%
Current Liabilities
Short-term bank loan	22,133	11,953	10,180	85.2%
Notes payable	2,926	1,633	1,293	79.2%
Accounts payable	4,499	5,894	-1,395	-23.7%
Advances from customers	1,940	2,409	-469	-19.5%
Additional interest on notes	280	420	-140	-33.3%
Income taxes payable	831	633	198	31.3%
Other payables	2,302	5,341	-3,039	-56.9%
Accrued expenses	199	335	-136	-40.6%
Deferred income	64	95	-31	-32.6%

Total current assets	$59,599	$63,697	$-4,098	-6.4%
Less: total current liabilities	35,174	28,713	$6,461	22.5%

Net working capital	$24,425	$34,984	$-10,559	-30:2%

Our largest current assets are our accounts and notes receivable and other receivables.  The accounts receivable at March 31, 2009 were $27.1 million.  These accounts receivables are outstanding for an average of 208 days, as compared with 124 days at September 30, 2008. The increase in accounts receivable reflects the nature of the competition as well as the economy, with customers seeking and receiving a longer period to make payments.   A significant portion of the accounts receivable that were outstanding at September 30, 2008 remained outstanding at March 31, 2009. Also, other receivables at September 30, 2008 included a rent receivable of $2.9 million. In March 2009, we wrote off $1.8 million of the rent receivable and took a note for the balance. We cannot assure you that we will be able to collect these accounts or other receivables in a timely manner, and our inability to collect our receivables could impair our liquidity and our ability to conduct our business.

Other receivables were $10.0 million at March 31, 2009 and $17.0 at September 30, 2008.  Other receivables at March 31, 2009, include (1) $3.7 million as a unsecured interest free receivables relating to payments which we made in connection with a bid we made with a non-affiliated company for a project to provide a bio-diesel fuel manufacturing facility, and (2) $5.3 million for unsecured interest free note receivables which we accepted in respect to accounts receivables.

For the first half year of 2009, net cash used in operating activities was $2.1 million. The changes in working capital for the first half year of 2009, were primarily related to a $8.2 million increase in accounts receivable which resulted from the increase in our business and longer period during which our accounts receivables (principally those generated by Sinogas) are outstanding, a $5.1 million decrease in other payables, and offset by a $3.3 decrease of deposit and prepayment, and a $3.5 million increase of inventories.

We used approximately $14.0 million in investing activities for the first half year of 2009, primarily due to the expansion of our CNG station operations, principally for purchase of property, plant and equipment of $10.2 million, purchase of land use right of $2.1 million, and $1.4 million to invest in the unconsolidated entities.

Net cash provided by financing activities was $10.9 million for the first half year of 2009, solely related loans from domestic banks in China.

For the first half year of 2008, we generated cash flow of approximately $1.0 million from our operations, and we used approximately $34.3 million for investments, consisting of payments of approximately $24.5 million for the purchase of property, plant and equipment, including the purchase of land use rights, and approximately $9.4 million to purchase a portion of the minority interest in some of our subsidiaries.

We generated approximately $29.8 million cash from issuance of 12% guaranteed senior notes and 3% guaranteed convertible notes, and we repaid approximately $596,000 short term bank loans.

We believe that, as long as the holders of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes do not seek to accelerate payment of the notes, our working capital, together with cash flow expected to be generated from our operations, will provide us with the funds necessary to continue to develop our business, which, because of efforts to develop the CNG station business, is very cash intensive.  However, to the extent that we are unable to collect the accounts and notes receivable or other receivables, we may not have the cash to develop our business.  We will continue to incur capital expenditures for the CNG station segment in the future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

The indentures relating to the issuance of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes have covenants which could impair our ability to raise additional funds if we require the funds either to develop or expand our present businesses, primarily the CNG station business, or to make acquisitions.  These covenants, as amended through May 19, 2009, include the following:

•
We cannot incur any debt unless, after (i) giving effect to the borrowing, either (a) the fixed charge coverage ratio would be greater than 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, and (b) the leverage ratio would not exceed 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, or (ii) the debt is permitted debt. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.  Permitted debt includes indebtedness of Sinogas of up to $10 million and certain purchase money indebtedness.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35.

•
We are subject to restriction in paying dividends, purchasing our own securities or those of our subsidiaries, prepaying subordinated debt, and making any investment other any investments in our own business and our subsidiaries engaged in our business and certain other permitted investments.

•	We are subject to restrictions on incurring liens.

As of March 31, 2009, the fixed charge coverage ratio is 2.26 to 1, the leverage ratio is 5.78 to 1, the consolidated subsidiary debt to consolidated net tangible asset ratio was 0.28, which were met the requirements of the covenants, as amended.

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

The registration rights agreement with the holders of the convertible notes required us to have a registration statement covering the shares of common stock issuable upon conversion of the notes effective by March 28, 2008. We failed to meet that date. As a consequence, beginning March 28, 2008, for each 90 day period that we fail to have the registration statement declared effective, we must pay additional interest of $140,000, which is 1% of the principal amount of the notes. Through March 23, 2009, we had accrued additional interest of $560,000, of which $280,000 has been paid and $280,000 remained outstanding. If we fail to have the registration statement declared effective by June 21, 2009, an additional payment of $140,000 will become due.

We believe that we will have the financial ability to make all payments on the convertible notes and the senior notes based on the original terms set forth in the indentures, including payments of principal, interest, and additional interest, and we intend to make those payments. However, although we have working capital of approximately $24.4 million, more than $40 million of our current assets are represented by receivables, many of which have been outstanding for a significant period of time. If we are not able to collect our accounts and notes receivable and other receivables in a timely manner, we may have difficulty in making the required payments as well as funding our operations. If we are unable to make the payments as and when required under the indentures, the noteholders may exercise the remedies available under the indentures, including the right to accelerate payment of the notes in the total principal amount of $30.0 million. If the noteholders accelerate payment, we may be unable to continue in business unless we obtain replacement financing, which may not be available to us.

Commitments

We and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which we will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of March 31, 2009, we have invested $1,375,000 and our remaining commitment for future funding is $2,625,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The Company will be required to adopt SFAS No. 140 on October 1, 2009, which will apply to business combinations completed on or after that date.  Earlier adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company will be required to adopt SFAS No. 160 on October 1, 2009.  Earlier adoption is not permitted. The Company is currently evaluating the impact that SFAS 160 may have on  its consolidated financial position, results of operations, and cash flows upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 was adopted by the Company on January 1, 2009.  The adoption of SFAS No. 161 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets.  The Company will be required to adopt FSP FAS 142-3 on October 1, 2009.  Earlier adoption is not permitted.  The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with down-round provisions.  Down-round provisions are designed to protect an investor in the event the issuer issues securities at a lower price or with a lower exercise or conversion price.  Convertible instruments and warrants which are derivatives and have such provisions will no longer be recorded in equity.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The Company will be required to adopt EITF 07-5 commencing with the quarter ending December 31, 2009, which is the first quarter of the fiscal year ending September 30, 2010.  To the extent that the Company’s convertible notes and certain of its warrants are outstanding on December 31, 2009, the Company will reflect as a derivative liability the fair value of the derivate component of these securities and will reflect a gain or loss for the derivative liability based on the change in value of the derivative liability during each fiscal quarter during which the instruments are outstanding.

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

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weaknesses and deficiency in its internal control over financial reporting with the audit committee of the board of directors and is in the process of developing and implementing remediation plans to address the material weaknesses and deficiency in our internal control over financial reporting. During the fiscal year ended September 30, 2008 and the six months ended March 31, 2009, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in processes, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: May 20, 2009	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ ShiaoMing Sheng
Dated: May 20, 2009	Chief Financial Officer