Form 10-Q
period 2009-06-30
Sinoenergy CORP
filed 2009-08-14
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2009

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

As of August 12, 2009, the Registrant had 15,942,336 shares of common stock, par value $0.001 per share, issued and outstanding.

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

	June 30, 2009 (unaudited)	September 30, 2008
ASSETS
CURRENT ASSETS
Cash	$12,208	$8,871
Restricted cash	439	523
Accounts and notes receivable, net	29,144	22,008
Other receivables, net	10,422	16,983
Deposits and prepayments
-related parties	73	-
-third parties	8,049	7,918
Inventories	5,356	7,303
Deferred expenses	60	91
TOTAL CURRENT ASSETS	65,751	63,697

Long-term investments	4,447	1,568
Property, plant and equipment, net	44,747	30,298
Intangible assets	29,540	27,591
Due from related party	426	383
Other long term asset	7,582	6,891
Goodwill	1,906	1,906
Deferred tax asset	17	13
TOTAL NON-CURRENT ASSETS	88,665	68,650

TOTAL ASSETS	$154,416	$132,347

CURRENT LIABILITIES
Short-term bank loan	$38,496	$11,953
3% senior convertible notes	9,478	-
12% senior notes	15,754	-
Other notes payable	1,464	1,633
Accounts payable	4,987	5,894
Advances from customers	2,123	2,409
Additional interest payable under convertible note indenture	420	420
Income taxes payable	855	633
Other payables	3,573	5,341
Accrued expenses	417	335
Deferred income	50	95
TOTAL CURRENT LIABILITIES	77,617	28,713

3% senior convertible notes	-	12,593
12% senior notes	-	16,658
Long-term loans	4,391	3,667
Deferred tax liabilities	588	1,095
TOTAL LIABILITIES	82,596	62,726

Minority interests	15,601	14,394
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,942,336 shares at June 30, 2009 and September 30, 2008	16	16
Additional paid-in capital	34,477	30,396
Retained earnings	16,366	19,953
Accumulated other comprehensive income	5,360	4,862

TOTAL SHAREHOLDERS’ EQUITY	56,219	55,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,416	$132,347

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,
	2009	2008
NET SALES	$7,710	$10,204
COST OF SALES	(6,240)	(6,283)
GROSS PROFIT	1,470	3,921

OPERATING EXPENSES
Selling expenses	394	246
General and administrative expenses	1,461	988

TOTAL OPERATING EXPENSES	1,855	1,234

INCOME (LOSS) FROM OPERATIONS	(385)	2,687

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	-	1,318
Gain on sale of investment	-	1,737
Loss from unconsolidated entity	(11)	(6)
Interest expense	(1,518)	(217)
Additional interest payable under convertible note indenture	(140)	(513)
Other expenses, net	16	(297)

OTHER INCOME (EXPENSES), NET	(1,653)	2,022

INCOME (LOSS) BEFORE INCOME TAX AND MINORITY INTEREST	(2,038)	4,709
Income tax provision	(431)	(677)
INCOME BEFORE MINORITY INTEREST	(2,469)	4,032
Minority interest	19	(16)
NET INCOME (LOSS)	(2,450)	4,016
Other comprehensive income:
Foreign currency translation adjustments	35	1,422
COMPREHENSIVE INCOME (LOSS)	$(2,415)	5,438
Net Income Per Common Share
Basic	$(0.15)	0.26
Diluted	$(0.15)	0.20
Weighted Average Common Shares Outstanding
Basic	15,942	15,709
Diluted	15,942	19,619

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share information)

	Nine Months Ended June 30,
	2009	2008
NET SALES	$30,609	26,745
COST OF SALES	(22,861)	(15,190)
GROSS PROFIT	7,748	11,555

OPERATING EXPENSES
Selling expenses	982	540
General and administrative expenses	6,200	2,963

TOTAL OPERATING EXPENSES	7,182	3,503

INCOME FROM OPERATIONS	566	8,052

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	1,329	2,503
Loss from unconsolidated entity	(44)	97
Gain on sale of investment	-	1,737
Interest expense	(3,835)	(1,497)
Additional interest payable under convertible note indenture	(280)	(653)
Other income, net	229	(150)

OTHER INCOME (EXPENSES), NET	(2,601)	2,037

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	(2,035)	10,089
Income tax provision	(1,045)	(722)
INCOME BEFORE MINORITY INTEREST	(3,080)	9,367
Minority interest	(507)	(189)
NET INCOME (LOSS)	(3,587)	9,178
Other comprehensive income:
Foreign currency translation adjustments	498	5,155
COMPREHENSIVE INCOME (LOSS)	$(3,089)	14,333
Net Income Per Common Share
Basic	$(0.22)	0.58
Diluted	$(0.22)	0.54
Weighted Average Common Shares Outstanding
Basic	15,942	15,709
Diluted	15,942	16,950

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Number of Common Shares Issued	Par Value Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity -
Balance, October 1, 2008	15,942	$16	$30,396	$19,953	$4,862	$55,227
Share-based compensation			219			219
Adjustment to record reduction in conversion price of 3% senior convertible notes			3,862			3,862
Net (loss) for the period				(3,587)		(3,587)
Currency translation adjustment					498	498
Balance, June 30, 2009	15,942	$16	$34,477	$16,366	$5,360	$56, 219

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income (loss)	$(3,587)	$9,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment	-	(1,737)
Share-based compensation	219	374
Amortization of note discount	83	270
Deferred portion of interest expense	3,963	1,719
Earnings from non-consolidated affiliates	-	(97)
Minority interest	1,207	189
Depreciation	693	492
Amortization of intangible assets	333	1,538
Provision for (recovery of) doubtful accounts	38	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,153)	(13,954)
Other receivables, deposits and prepayments	6,324	(9,574)
Inventories	1,947	(2,535)
Deferred tax asset	(4)	-
Accounts payable	(1,076)	1,882
Accrued expenses	82	28
Advances from customers	(286)	1,687
Other payables	(2,275)	4,915
Estimate additional interest payable under convertible note indenture	-	653
Deferred income	(45)	-
Income taxes payable	222	571

Net cash provided by (used in) operating activities	685	(4,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Payable to investors in subsidiary	-	14,590
Purchase of property, plant and equipment	(15,851)	(15,255)
Purchase of land use right	(533)	(13,889)
Investment in unconsolidated entities	(2,879)	(1,595)
Changes in restricted cash	84	-
Net proceeds related to investment activities	-	1,210

Net cash used in investing activities	(19,179)	(14,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	-	29,840
Proceeds from bank loan	45,083	-
Payment of bank borrowings	(22,690)	(3,180)

Net cash provided by financing activities	22,393	26,660

Effect on cash of changes in exchange rate	(562)	5,155

Net increase in cash	3,337	12,474
Cash at beginning of period	8,871	4,547
Cash at end of period	$12,208	$17,021
Supplemental disclosure of cash flow information:
Interest paid	$3,565	1,322
Income taxes paid	$397	$172

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

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

Company	Ownership %	Business activities
Sinoenergy Holding Limited	100%	Holding company

Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”)	75.05%	Production of compressed natural gas (CNG) facilities, technical consulting in CNG filling station construction, manufacturing of CNG vehicle conversion kit

Qingdao Sinogas Yuhan Chemical Equipment Company Limited (“Yuhan”)	81%**	Manufacturing of customized pressure containers

Wuhan Sinoenergy Gas Company Limited (“Wuhan Sinoenergy”)	80%*	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits

Pingdingshan Sinoenergy Gas Company Limited (“Pingdingshan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits

Jiaxing Lixun Automotive Electronic Company Limited (“Lixun”)	81%**	Design and manufacturing of electric control devices for alternative fuel

Hubei Gather Energy Company Limited (“Hubei Gather”)	80%	Construction and operating of natural gas processing plants

Xuancheng Sinoenergy Vehicle Gas Company Limited (“Xuancheng Sinoenegy”)	100%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits

Qingdao Jingrun General Machinery Company Limited (“Jingrun”)	100%	Design and manufacturing of petroleum refinery equipment and petroleum machinery

Qingdao Sinoenergy General Machinery Company Limited (“Qingdao Sinoenergy”)	100%	Manufacturing and installation of general machinery equipment

Nanjing Sinoenergy Gas Company Limited (“Nanjing Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits

*             This subsidiary is owned 40% by Sinogas and 50% by Sinoenergy Holding.
**           These subsidiaries are owned 75% by Sinogas and 25% by Sinoenergy Holding.

Nanjing Sinoenergy was incorporated in May 2009.  Jingrun, a subsidiary of the Company, contributed RMB20 million (US$2.9 million) for a 90% ownership of Nanjing Sinonenergy, with the remaining 10% owned by an unrelated third party.  There was no other activities or operations related with Nanjing Sinoenergy as of June 30, 2009.

As of August 10, 2009, Hubei Gather, Jingrun, Qingdao Sinoenergy and Nanjing Sinoenergy remain in the start-up stage and have no operations.

2. Summary of Significant Accounting Policies

Management’s Responsibility for Interim Financial Statements Including All Adjustments Necessary for Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2008. Results for the nine months ended June 30, 2009 are not necessarily indicative of results to be expected for the year.

The financial statements at June 30, 2009 have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the uncertainties described in the following paragraph which matters create substantial uncertainty about the Company's ability to continue as a going concern.

At June 30, 2009, the Company was not in compliance with the financial covenants in the indentures relating to its 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000, as discussed below. These covenants had been amended on May 19, 2009. Although the noteholders waived compliance with the covenants at June 30, 2009 and for the period then ended, the waiver was limited to June 30, 2009. As a result of (i) the failure of the Company to be in compliance at June 30, 2009 with covenants that were amended in May 2009, (ii) the limited nature of the waiver, (iii) the likelihood that the Company will not be in compliance at September 30, 2009 and (iv) the uncertainty that the noteholders will grant a further waiver, the notes have been classified as current liabilities at June 30, 2009. As a result, the Company has, at June 30, 2009, a working capital deficiency of $11,866,000. Further, the Company’s principal current asset is its accounts receivable, which were $29,144,000 at June 30, 2009, and the accounts receivable, along with other receivables, totaled approximately $40,000,000. At September 30, 2008, the Company’s accounts receivable were outstanding for an average of 124 days, and at June 30, 2009, the Company’s accounts receivable were outstanding for an average of 229 days. A significant amount of receivables that were outstanding at September 30, 2008 remained outstanding on June 30, 2009. In addition, at June 30, 2009, the Company had a note receivable of $2,636,000 resulting from the termination of a sublease for which no payments had been made by the tenant. As of August 10, 2009, no payments had been made on account of that note. The failure of the Company to restructure or refinance its obligations under its notes or obtain a long-term waiver or to collect its receivables in the normal course of business could impair its ability to continue in business.

Management is addressing these issues by seeking alternative financing in the PRC in order to repay the principal, interest and premium on the senior notes and by seeking more aggressively to collect its receivables. Management recognizes that China, like the rest of the world, is suffering from an economic stagnation. The Company hopes that the effects of the Chinese government’s stimulus plan, together with its stated intention to promote fuel alternatives to gasoline, will enable it to operate profitably in the future. However, the Company cannot give any assurance that it will be successful or that it will be able to continue in operation. Ultimately, the Company’s continued existence is dependent upon its ability to achieve profitable operations and maintain adequate financing, as to which there can be no assurance.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission relating to interim financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly-owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment consideration, valuation of warrants and options and inventory valuation, and the determination of revenue and costs.  The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Lixun, Xuancheng Sinoenergy and Jingrun, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments. As of June 30, 2009, management determined that there is no indication of impairment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009 and September 30, 2008, the Company did not have any cash equivalents.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. When circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

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

There is no private ownership of land in the People’s Republic of China (“PRC”). All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land. The land use rights for the land on which the Sinogas, Jiaxing, Xuancheng, Jingrun, Hubei Gather, and Qingdao Sinoenergy facilities are located are recorded as intangible assets.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not impairment has occurred when events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $401,568 and $542,847 of interest during the three months ended June 30, 2009 and 2008, respectively, and $643,558 and 1,334,847 of interest during the nine months ended June 30, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue when significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  CNG station construction and building technical consulting service revenue related is recognized on the percentage of completion basis. Under the percentage-of-completion method, revenue is recognized based upon contract costs incurred to date as a percentage of total contract costs expected to be incurred at contract completion (the customer will provide progress report based on the actual percentage of the work volume). Revenue is presented net of any sales tax and value added tax.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands).  Warranty liability is included in accrued expenses on the balance sheets.

	Nine months ended June,
	2009	2008
Product warranty liability, as of September 30	$167	$76
Reductions for payments made (in cash or kind) during period	-	-
Changes in liability for warranties issued during the period	43	55
Foreign exchange gain/loss	1	4
Product warranties, as of June 30	$211	$135

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be reversed or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Company recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences affect the income tax and deferred tax provisions in the period in which such determination is made.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” on October 1, 2008.  The Company has not yet adopted the provisions of these statements related to non-financial assets and non-financial liabilities, as permitted.

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

The Company determined that as of June 30, 2009, the Company did not have any significant financial assets or liabilities that require fair value measurement pursuant to SFAS 157, nor did the company choose to report any assets or liabilities at fair value, pursuant to SFAS 159.

Minority Interest

Minority interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The Company records the minority interest portion of any related profits and losses in consolidation.

Stock-Based Compensation

The Company grants stock options to employees and stock options and warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with SFAS No. 123R, the fair value of stock options and warrants issued to employees and non-employees is measured at the grant date. The Company utilizes the Black-Scholes option pricing model to determine fair value. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. In some cases, the Company’s principal shareholder, which is owned by the Company’s chief executive officer and chairman, both of whom are directors, provided or agreed to provide common shares to executive officers in connection with their employment.  These shares are treated as if the shares were contributed to and issued by the Company.  The value of the shares is determined in accordance with SFAS No. 123R.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. While there are risks associated with any concentration of customers management believes that the active monitoring system in place to monitor the creditworthiness of customers will minimize such risks.

The Company performs ongoing credit evaluations of its debtors, but does not require collateral, in accordance with general industry practice in PRC.

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

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation gain $35,000 and $1,422,000 for the three months ended June 30, 2009 and 2008, respectively, and $498,000 and $5,155,000 for the nine months ended June 30, 2009 and 2008, respectively.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009, subsequent events were evaluated by the Company as of August 13, 2009, the date on which the unaudited consolidated financial statements at and for the quarter ended June 30, 2009 were issued.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The Company will be required to adopt SFAS No. 140 on October 1, 2009, which will apply to business combinations completed on or after that date.  Earlier adoption is not permitted.  The Company is currently evaluating the impact that SFAS 141(R) may have on its consolidated financial position, results of operations, and cash flows upon adoption.

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

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” and APB 28-1, “Interim Financial Statements,” which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140.  SFAS 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

3. Restricted Cash

The restricted cash as at June 30, 2009 and September 30, 2008 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Accounts and notes receivables deducted from accounts receivable are as follows (dollars in thousands):

	June 30, 2009	September 30, 2008
Accounts receivable	$26,221	$22,100
Notes receivable
-rental receivable	2,636	-
-bank acceptance	510	114
Less: allowance for doubtful receivables	(223)	(206)

Balance	$29,144	$22,008

During the nine months ended June 30, 2009, accounts receivable increased by $4.2 million, from $22.0 million to $26.2 million.  As a result of competitive market pressures during a period of financial uncertainties, the Company extended very favorable payment terms for customers of CNG equipment.  At September 30, 2008, the Company’s accounts receivable were outstanding for an average of 124 days, and at June 30, 2009, the Company’s accounts receivable were outstanding for an average of 229 days.  A significant amount of our receivables that were outstanding at September 30, 2008 remained outstanding on June 30, 2009.

On March 1, 2008, Sinogas entered into an agreement to sublease certain parcels of land to a non-affiliated third party for a three-year term beginning in January 2008 and expiring on December 31, 2010.   The tenant failed to pay rent under the sublease and, on March 31, 2009, Sinogas signed a memorandum of understanding with the tenant pursuant to which the rental agreement was terminated as of December 31, 2008 and the rental receivable was reduced by 40%, and the tenant issued a note for the reduced rent payable.  The amount due is reflected under other receivables as a rental receivable at September 30, 2008 and as a note receivable at June 30, 2009.  As of August 10, 2009, the tenant has not made any payment on the note. See Notes 5 and 9.

5. Other receivables

Details of other receivable are as follows (dollars in thousands)

	June 30, 2009	September 30, 2008
Unsecured interest free receivables relating to projects	$8,966	$10,236
Rental receivable	-	2,933
Miscellaneous receivables	1,489	3,826
Less: allowance for doubtful receivables	(33)	(12)

Balance	$10,422	$16,983

6. Inventories

Inventories at June 30, 2009 and September 30, 2008 are as follows (dollars in thousands):

	June 30, 2009	September 30, 2008

Raw materials	$2,095	$4,145
Work in progress	1,015	2,428
Finished goods	2,220	721
Low value consumables	26	9

Total	$5,356	$7,303

7. Long-term investments

At June 30, 2009 and September 30, 2008, the details of long-term investments are as follows (dollars in thousands):

	June 30, 2009	September 30, 2008

Anhui Gather
Initial Investment	$1,654	$1,653
Equity in (loss)	(134)	(85)
Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)
Initial Investment	2,927	-
Total	$4,447	$1,568

Anhui Gather

On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co., Ltd. (“China New Energy”) organized two companies to construct and operate natural gas processing plants – Anhui Gather Energy Company (“Anhui Gather”), which is based in Wuhu City, and Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”), which is located in Wuhan.

Anhui Gather was initially owned 55% by China New Energy and 45% by Tianjin Green Fuel.  On July 4, 2007, the Company purchased the 45% interest from Tianjin Green Fuel for $2,750,000.  Hubei Gather was initially owned 55% by the Company and 45% by China New Energy.   The Company’s capital obligation to Hubei Gather was $4,000,000, of which $1,375,000 has been paid as of June 30, 2009.

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

Sinogas General Luxi Natural Gas Facilities Co., Ltd. (Sinogas Luxi)

On October 31, 2008, in order to provide for a supply of steel bottles, a major component in its CNG trailer, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with a proposed annual production capacity of 4,000 steel bottles. The total registered capital is RMB 50 million (equivalent to $7.31 million based on the exchange rate on June 30, 2009), of which Sinogas has a 40% interest and will contribute 40% to this enterprise. As of June 30, 2009, Sinoags contributed RMB20 million (equivalent to $2.9 million based on the exchange rate on June 30, 2009.) Sinogas Luxi has not commenced business activities as of August 10, 2009.

8. Property, Plant and Equipment

As of June 30, 2009 and September 30, 2008, property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2009	September 30, 2008

Buildings and facility	$9,794	$6,254
Machinery equipment	11,993	7,538
Motor vehicles	2,226	838
Office equipment and other	327	395
Total	24,340	15,025

Accumulated depreciation	(2,319)	(1,666)
	22,021	13,359

Construction in process	22,726	16,939

Net Book Value	$44,747	$30,298

9. Intangible Assets

As of June 30, 2009 and September 30, 2008, intangible assets consist of the following (dollars in thousands):

	June 30, 2009	September 30, 2008

Patent and technology know-how, etc	$462	$424
Land use rights	30,297	28,054
Total	30,759	28,478

Accumulated amortization	(1,219)	(887)

Net Book value	$29,540	$27,591

 Patents and technology know-how is being amortized over 10 years through September 2014.

The land use rights include four parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy and Jiaxing Lixun. The land use rights are being amortized over the following periods for which they are transferable and renewable (dollars in thousands):

Owner	Cost	Expiration
Sinogas	$20,729	May 2057
Jingrun	4,398	December 2056
Xuancheng Sinoenergy	1,096	June 2058
Qingdao Sinoenergy	3,172	December 2058
Jiaxing Lixun	368	June 2058
Hubei Gather	534	June 2059
Total	$30,297

The land use right owned by Sinogas represents two parcels of land located in the central portion of Qingdao City, on which Sinogas and Yuhan’s offices and manufacturing facilities are located. The land use right was purchased by the Company from Beijing Sanhuan, a former shareholder of Sinogas, for a price of RMB142 million, equivalent to US$20.73 million based on the June 30, 2009 exchange rate. The land use right is being amortized from May 2007 over a 50-year term.

On March 1, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), a non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the June 30, 2009 exchange rate. The lease also gives Qingdao Mingcheng a right of first refusal to purchase the property at a value to be negotiated if Sinogas proposes to sell the property during the term of the lease. On March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which the Company terminated the rental agreement as of December 31, 2008 and reduced the rental receivable by 40%. The reduced rent is payable in quarterly installments over a one-year period commencing June 30, 2009. Up to now, Qingdao Mingcheng did not pay the installment yet as of August 10, 2009.

On December 15, 2007, the Company purchased from a non-affiliated third party all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the June 30, 2009 exchange rate). The cost of the land use right paid by the Company was approximately $4.4 million based on the June 30, 2009 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group, a non-affiliated third party. The Company has paid the purchase price and obtained the title deed for the land use right.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”) from an unrelated third party for approximately RMB43 million.  QDSY’s sole asset is the land use right and construction in progress. The Company obtained the title deed for the land use right on December 31, 2008.

In June 2008, Lixun acquired from a non-affiliated third party a land use right. Lixun has constructed a new plant on this land.

In June 2009, Hubei Gather acquired from a non-affiliated third party a land use right, which will be used to construct a mother station. The Company is applying for the title deed for the land use right.

10. Other long-term assets

The amount of other long-term assets in the consolidated financial statements at June 30, 2009 consists primarily of the following (dollars in thousands).

(1) $1,667 prepayments for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets.

(2) $925 due from customers related to deferred income.

(3) $4,084 prepayments for the rent for CNG stations.

The other long-term assets in the consolidated financial statements at September 30, 2008 consists primarily of the following (dollars in thousands):

(1) $3,715 prepayments for CNG station equipment. This equipment will be used to construct CNG filling stations as long-term fixed assets

 (2) $1,021 due from the customers related to deferred income.

(3) $1,303 prepayments for the CNG land rental.

11. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of June 30, 2009 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Working Capital	May 10, 2009	One year	5.31%	$4,977
China Construction Bank	Working Capital	March 16, 2009	One year	5.5755%	7,318
China Construction Bank	Working Capital	April 20, 2009	One year	5.31%	21,955
CITIC Bank	Working Capital	February 6, 2009	One year	5.841%	73
CITIC Bank	Working Capital	January 4, 2009	One year	5.841%	220
Industrial Bank Co., Ltd.	Working Capital	May 25, 2009	One year	5.81%	381
Industrial Bank Co., Ltd.	Working Capital	June 2, 2009	One year	5.81%	644
China Merchants Bank	Working Capital	January 19, 2009	One year	5.5755%	1,463
China Merchants Bank	Working Capital	March 5, 2009	One year	5.5755%	439
China Merchants Bank	Working Capital	May 8, 2009	One year	5.5755%	1,026
Total					$38,496

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

* 6 month interest rate
** 6-12 month interest rate

The interest rates, which are subject to adjustment by the banks determined by the Chinese government economic development policy, reflect the interest rate in effect on September 30, 2008.

12. Advances from Customers

Advances from customers at June 30, 2009 and September 30, 2008 consist of advances received for routine sales orders according to the Company’s sales policy.

13. Income Taxes Payable

The Company pays national and local income tax in China.  Beginning January 1, 2008, the Chinese government has adopted a new statutory tax rate at 25%.

Because each subsidiary is separately taxed, or exempt from tax, under the Chinese tax regulations, the Company, on a consolidated basis, may incur income taxes although its consolidated operations generated a loss. As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan were granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011). In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Jiaxing Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Jiaxing Lixun was recognized as a high-tech enterprise, and enjoyed the 15% tax rate from January 2008. Since Jiaxing Lixun is a joint venture and therefore not eligible for the tax exemption, Jiaxing Lixun incurred income tax of $207,369 during the nine months ended June 30, 2009, based on its taxable income during the last quarter of calendar 2008. During the nine months ended June 30, 2009, Sinogas incurred income taxes of $132,189 as a result of an adjustment relating to its 2008 income tax. The income tax for the nine month period also reflects adjustments to taxable income required under the Chinese tax regulations.

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

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of March 31, 2009, the Company had accrued additional interest of $560,000 pursuant to this provision, of which $280,000 was paid in January 2009 and $280,000 remained outstanding. The Company has accounted for the additional interest payable as a result of the failure of the Company to have the shares of common stock issuable upon conversion of the 3% senior notes registered in accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, and SFAS No.5, “Accounting for Contingencies”. Accordingly, the Company has accrued the additional interest payable under registration rights agreements up to June 30, 2009. The Company will review and adjust this accrual at each subsequent period end.

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

In addition, the average price of the common stock is computed in accordance with the indenture on September 28 and March 28 of each year.  If the average price of the common stock is less than the conversion price, the conversion price is reduced to the greater of the average price or $4.20 per share. Since the average price before March 28, 2009 is lower than $4.20, the conversion price was reduced to $4.20 at March 28, 2009.

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

The Company changed its fiscal year from the calendar year to the year ended September 30, effective with the year ended September 30, 2007. Since the Company does not have audited financial statements for the year ended December 31, 2008, which covers parts of two fiscal years, as of August 10, 2009, the Company has not computed its net income, as defined in the indenture, for the twelve months ended December 31, 2008.

If the Company’s net income does not reach the stated level for 2008 or 2009, the conversion rate, which is the number of shares of common stock issuable upon conversion of $100,000 principal amount of convertible notes, shall be adjusted in accordance with the formula. [(A x B)/ C], where
A =  the total number of shares of common stock issued and outstanding on a fully-diluted basis at the date of determination of such adjustment;

B = 3% expressed as a decimal; and

C = the aggregate principal amount of the Notes issued on the Issue Date divided by $100,000.

The following discussion is based on the assumptions that (a) the target levels are not met for both 2008 and 2009, (b) the number of fully diluted shares of common stock (other than shares issuable upon conversion of the convertible notes) through the end of 2009, and (c) none of the notes are converted. Any change in any of these components will affect the amount of any adjusted conversion rate and conversion price. Under the formula, if the 2008 target was not met, the conversion rate would increase to 24,021 shares per $100,000 principal amount of note and the conversion price would be adjusted to $4.162 from the conversion price at June 30, 2009, which is $4.20, which represents a conversion rate of 23,810 shares per $100,000 principal amount of notes. If the targets for both 2008 and 2009 are not met, the conversion rate would become 28,665 shares per $100,000 principal amount, and the conversion price would be $3.489.

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

•
The indentures pursuant to which the notes were issued, as amended through May 19, 2009, provide that the Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35 thereafter. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.

At June 30, 2009, the Company’s fixed charge coverage ratio was 0.75 to 1.00, its leverage ratio was 22.00 to 1.00 and its consolidated subsidiary debt to consolidated net tangible asset ratio was 0.4 to 1.00.  As a result, the Company was not in compliance with the required financial covenants at June 30, 2009.  On August 10, 2009, the noteholders waived the Company’s obligations to meet those requirements at June 30, 2009 and agreed not to take any action with respect to an event of default for failure to meet these covenants.  However, because (i) the noteholders agreed to a modification of the ratios in May 2009 and the Company did not meet the tests at June 30, 2009, (ii) the waiver did not go beyond June 30, 2009, (iii) it is reasonably likely that the Company will not meet the tests at September 30, 2009 and (iv) there is no assurance that the noteholders will grant a further waiver, the notes are treated as current liabilities at June 30, 2009.

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

From the closing date and as long as long as the original noteholders continue to hold more than 5% of the outstanding shares of common stock on an as-converted basis, (i) Abax Lotus Ltd. (“Abax”), one of the original Noteholders, shall be entitled to appoint up to 20% of the voting members (or the next higher whole number if such percentage does not yield a whole number) of the Company’s board of directors, and (ii) if the Company fails to meet the net income requirements under the indenture for the convertible notes, Abax has the right to appoint an additional director. The Abax director shall be entitled to serve on each committee of the board, except that, the Abax director shall not serve on the audit committee unless he or she is an independent director. Mr. Huang and Mr. Deng have agreed to vote their shares for the election of the Abax directors. The Company is required to amend its by-laws to provide that a quorum for action by the board shall include at least one Abax director.

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet is as follows (dollars in thousands):

Original amount	$16,000
Note discount	(378)
Balance, September 30, 2007	15,622
Accrual of interest	1,930
Amortization of beneficial conversion feature	76
Interest paid	(970)
Balance, September 30, 2008	16,658
Accrual of interest	1,440
Amortization of beneficial conversion feature	56
Interest paid	(2,400)

Balance, June 30, 2009	$15,754

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet is as follows (amounts in thousands):

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	12,593
Amortization of beneficial conversion feature	26
Interest paid	(1,803)
Interest accrued for guaranteed 13.8% return	1,449
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Amortization of discount resulting from reset	1,075

Balance, June 30, 2009	$9,478

15. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three months and nine months ended June 30, 2009 and 2008, are as follows:

Name of related party	Relationship
Beijing Sanhuan Technology Development Co., Ltd (Beijing Sanhuan)	Parent company of a subsidiary before November 8, 2005. The Company’s CEO was the legal representative of Beijing Sanhuan before July 2007.
Qingdao Kangtai Machinery Equipment Manufacture Co. Limited (Kangtai)	Minority shareholder of a subsidiary (Yuhan) from May 2005
Mr. Guiqiang Shi	Shareholder of Kangtai
Mr. Tianzhou Deng	Chairman of the Company
China New Energy	The minority shareholder of a subsidiary (Hubei Gather) and the 80% shareholder of a company in which the Company has a 20% interest (Anhui Gather).

Significant transactions between the Company and its related parties during the three months and nine months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

(1) Sales and purchase transactions with related parties

Name of the Company	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008
Beijing Sanhuan	$73 prepayment for raw material	None

(2) Due from related parties

Name of the Company	June 30, 2009	September 30, 2008

China New Energy	$382	$383
Anhui Gather	$44	None

16. Segment Information

Operating segments are defined by SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The information set forth below represents the segment information for the three months and nine months ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$413	$761	$4,867	$1,669	$7,710
Cost of sales	324	492	4,258	1,166	6,240
Gross profit	89	269	609	503	1,470
Gross margin	21%	35%	13%	30%	19%
Operating expenses:
Selling expenses	20	17	211	146	394
General and administrative expenses	246	698	338	179	1,461
Total operating expense	266	715	549	325	1,855
Loss from operations	$(177)	$(446)	$60	$178	$(385)

Total assets	$38,861	$65,384	$42,119	$8,052	$154,416

Three Months Ended June 30, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net sales	$1,729	$5,270	$542	$2,663	$10,204
Cost of sales	938	3,235	336	1,774	6,283
Gross profit	791	2,035	206	889	3,921
Gross margin	46%	39%	38%	33%	38%
Operating expenses:
Selling expenses	76	16	52	102	246
General and administrative expenses	213	380	137	258	988
Total operating expense	289	396	189	360	1,234
Income from operations	$502	$1,639	$17	$529	$2,687

Total assets	$31,942	$58,033	$25,352	$11,768	$127,095

Nine Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,234	$8,211	$13,650	$4,514	$30,609
Cost of sales	3,097	4,958	11,681	3,125	22,861
Gross profit	1,137	3,253	1,969	1,389	7,748
Gross margin	27%	40%	14%	31%	25%
Operating expenses:
Selling expenses	118	49	467	348	982
General and administrative expenses	834	3,576	1,179	611	6,200
Total operating expense	952	3,625	1,646	959	7,182
Income from operations	$185	$(372)	$323	$430	$566

Nine Months Ended June 30, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net sales	$5,400	$13,659	$892	$6,794	$26,745
Cost of sales	3,076	7,140	559	4,415	15,190
Gross profit	2,324	6,519	333	2,379	11,555
Gross margin	43%	48%	37%	35%	43%
Operating expenses:
Selling expenses	169	49	88	234	540
General and administrative expenses	470	1,453	240	800	2,963
Total operating expense	639	1,502	328	1,034	3,503
Income (loss) from operations	$1,685	$5,017	$5	$1,345	$8,052

17. Capital Stock

As of June 30, 2009, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of the warrants issued in the June 2006 private placement and issued for services of investment relations company;

•	3,333,333 shares issuable upon conversion of 3% senior convertible notes;

•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2008	85,715	369,644	75,000	25,000	555,359

Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at June 30, 2009	85,715	369,644	75,000	25,000	555,359

As at June 30, 2009, the weighted average exercise price for the above mentioned warrants is $2.79. None of the outstanding warrants are subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,359 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price. The warrants issued in the June 2006 private placement may be treated as derivatives pursuant to EITF 07-5 commencing with the first quarter of the fiscal year ended September 30, 2010. See Note 2-New Accounting Pronouncements.

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

	Shares subject to options	Weighted average exercise price	Remaining life (years)
Options outstanding at September 30, 2008	845,000	$4.39	4.26
Options granted during the period	-	-	-
Options cancelled during the period	(75,000)	5.72	-
Options outstanding at June 30, 2009	770,000	$4.26	3.06

Options exercisable at June 30, 2009	360,000	$4.26	2.81

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

The share-based compensation expense during the three months and nine months ended June 30, 2009 was $62,000 and $219,000, respectively, which was charged to operations as general and administrative expense.

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

The details for the fully diluted outstanding shares for the nine months ended March 31, 2009 and 2008 is as follows:

	Nine months ended June 30, 2009	Nine months ended June 30, 2008
Weighted average common stock outstanding during period	15,942,336	15,709,033
Common stock issuable upon conversion of 3% convertible notes	-	-
Common stock issuable pursuant to warrants and stock options	-	1,241,083
Total diluted outstanding shares	15,942,336	16,950,116

19. Commitments and Contingencies

The Company and New Energy formed Hubei Gather to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of June 30, 2009, the Company’s commitment for future funding was $2,625,000.

In the normal course of its business the Company issues purchase orders for equipment for its CNG stations and well as for components for its products.  As of June 30, 2009, there were no significant outstanding purchase orders.

20. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $51,243 and $55,625 for the three months ended June 30, 2009 and 2008, respectively, and $254,976 and $175,429 for the nine months ended June 30, 2009 and 2008, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

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

These products and services are designed to meet the customer specifications.  Sales in this segment are dependent upon the Company developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Although the Company does not have a long history of operations in this business, its experience is that its major customers vary from period to period.

In the three months ended June 30, 2009, one customer of the station facilities and construction segment accounted for 24.6% of total sales and at June 30, 2009, approximately 53.2% of accounts receivable was from this customer.

In the three months ended June 30, 2008, two customers in the station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately44% of total sales.  At June 30, 2008, approximately 49% of our accounts receivable were from these customers.

During the nine months ended June 30, 2009, one customer in the CNG station facilities and construction segment accounted for 26% of consolidated sales. During the nine months ended June 30, 2008, two customers in the CNG station facilities and construction segment accounted for 32% of consolidated sales.

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

OVERVIEW

At June 30, 2009, we were not in compliance with the financial covenants in the indentures relating to our 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000, as discussed below.  These covenants had been amended on May 19, 2009.  Although the noteholders waived compliance with the covenants at June 30, 2009 and for the period then ended, the waiver was limited to June 30, 2009.  As a result of (i) our failure to be in compliance at June 30, 2009 with covenants that were amended in May 2009, (ii) the limited nature of the waiver, (iii) the likelihood that the Company will not be in compliance at September 30, 2009 and (iv) the uncertainty that the noteholders will grant a further waiver, the notes have been classified as current liabilities at June 30, 2009.  As a result, the Company has, at June 30, 2009, a working capital deficiency of $11,866,000.  Further, our principal current asset is our accounts receivable, which were $29,144,000 at September 30, 2009, and the accounts receivable, along with other receivables, totaled approximately $40,000,000.  At September 30, 2008, the Company’s accounts receivable were outstanding for an average of 124 days, and at June 30, 2009, the Company’s accounts receivable were outstanding for an average of 229 days.  A significant amount of receivables that were outstanding at September 30, 2008 remained outstanding on June 30, 2009.  In addition, at September 30, 2009, we had a note receivable of $2,636,000 resulting from the termination of a sublease for which no payments had been made by the tenant.  As of August 10, 2009, no payments had been made on account of that note.  Our failure to restructure or refinance our obligations under our notes or obtain a long-term waiver or to collect our receivables in the normal course of business could impair our ability to continue in business.

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008, we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this segment, we raised approximately $30 million from the sale of convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is price control, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal governments. As a result of these price controls, our gross margin is effectively dependent upon the governments’ pricing policies. The operation of CNG stations is reported as a separate segment.

During 2007, we entered into two agreements to form joint ventures for the operation of natural gas processing plants. We have a majority interest in one of these two ventures and a minority interest in the other. At June 30, 2009, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $2.4 million. These two companies are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted with an unrelated party for the purchase of natural gas which is to be delivered through a pipeline that is presently under construction and was originally expected to be completed during the first half of 2009, and its completion date has been rescheduled for the second half of 2009. These contracts do not have specific delivery quantities or prices, all of which are to be determined later, and the delivery of natural gas through this pipeline is dependent upon the completion of the pipeline.  We cannot assure you that the pipeline will be completed as scheduled, based on the revised schedule, or that the operator will be able to deliver natural gas in the quantity contemplated by the agreement.

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

Steel plate and tubes are the major raw material used in manufacturing CNG facilities and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. We had purchased steel bottles, a key raw material for CNG truck trailers, from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Beginning in May 2007, we also began to purchase steel tubes from the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes.  In August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

Our functional currency is RMB, which is the currency of the PRC, and our reporting currency is United States dollars. In addition, our purchases from an Italian supplier are in Euros, although we have significantly reduced our purchases from this supplier. When we discuss the amount of our future obligations, we convert RMB or Euros to dollars at the current exchange rate. However, since the payment will be made in the future, the amount paid in United States dollars may be different from the amount set forth in this report as a result of fluctuations in the currency rates.

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

During the nine months ended June 30, 2009, our accounts receivable increased by $4.2 million, from $22.0 million to $26.2 million.  As a result of competitive market pressures during a period of financial uncertainties, we extended very favorable payment terms for customers of CNG equipment.  At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at June 30, 2009, our accounts receivable were outstanding for an average of 229 days.  A significant amount of our receivables that were outstanding at September 30, 2008 remained outstanding on June 30, 2009. Although the government of the PRC has announced a stimulus package which can be used by our customers to help them to make payments to us, we cannot require our customers to use any of the available programs.   Our ability to develop our business may be impaired in the event that we do not receive payments from our customers in a timely manner.  We cannot assure you that we will be able to collect our accounts receivables in a timely manner, if at all, and the failure to collect the accounts receivables is likely to impair our liquidity and our ability to conduct our business.

On March 31, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), an non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the March 31, 2009 exchange rate. As a result of the failure of Qingdao Mingcheng to make the required rental payments, on March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which Sinogas agreed to a termination of the sublease, and reduced the rental receivable by 40%, or $1.8 million, which is reflected in general and administrative expenses in the nine months ended June 30, 2009. The reduced rental is now payable in quarterly installments over a one-year period commencing June 30, 2009. As of August 10, 2009, Qingdao Mingcheng has not made any payments on account of the note.  To the extent that the Qingdao Mingcheng is unable to make the payments under the note, we will have to take further writeoffs.

Each of our PRC subsidiaries is subject to income tax based on its taxable income determined in accordance with the PRC tax laws, and may be eligible for whole or partial tax exemptions or reductions in tax rates.  Taxable income under the PRC tax laws may be determined in a manner different from that in the United States.  As a result, even though the Company sustained a loss on a consolidated basis, it may, nonetheless, incur income tax.

RESULTS OF OPERATIONS

We are engaged in four business segments:

(i) Customized pressure container business

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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of August 10, 2009, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

The information set forth below represents segment information for the three months ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$413	$761	$4,867	$1,669	$7,710
Cost of sales	324	492	4,258	1,166	6,240
Gross profit	89	269	609	503	1,470
Gross margin	21%	35%	13%	30%	19%
Operating expenses:
Selling expenses	20	17	211	146	394
General and administrative	246	698	338	179	1,461
Total operating expense	266	715	549	325	1,855
(Loss) income from operations	$(177)	$(446)	$60	$178	$(385)

Three Months Ended June 30, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net sales	$1,729	$5,270	$542	$2,663	$10,204
Cost of sales	938	3,235	336	1,774	6,283
Gross profit	791	2,035	206	889	3,921
Gross margin	46%	39%	38%	33%	38%
Operating expenses:
Selling expenses	76	16	51	102	246
General and administrative	213	380	138	258	988
Total operating expense	289	396	189	360	1,234
Income from operations	$502	$1,639	$17	$529	$2,687

Net Sales. Net sales for the three months ended June 30, 2009 (“June 2009 quarter”) were approximately $7.7 million, a decrease of approximately $2.5 million, or 24%, from sales of approximately $10.2 million for the three months ended June 30, 2008 (“June 2008 quarter”).  This decrease resulted from:

•	A decrease of approximately $1.3 million, or 76%, in sales from customized pressure containers, reflecting the effects of the financial crisis on the development of manufacturing enterprises.

•	A decrease of approximately $4.5 million, or 86%, in sales from the CNG stations facilities and construction, reflecting a decrease in demand resulting largely from the economic downturn.

•
An increase of approximately $4.3 million due to ramping up of our CNG station operations. In the June 2008 quarter, we had only one CNG station in operation, while we had 21 stations in operation during the June 2009 quarter.

•
A decrease of approximately $1.0million, or 37%, in sales from vehicle conversion kits, reflecting the effects of the economic downturn and a reduction in price of oil, which resulted in a reduced demand for vehicle conversion kits.

Cost of Sales; Gross Margin.  Cost of sales for the June 2009 quarter and June 2008 quarter was approximately $6.2 million and $6.3 million, respectively. The CNG station operation segment contributed $3.9 million of the total increase in cost of sales reflecting the increase in the number of stations we operated, and $4.0 million aggregate decrease came from the other three segments reflecting the significant decline in sales from each of those segments. Our overall gross margin decreased from 38% to 19% from the June 2008 quarter to the June 2009 quarter for the following reasons:

•
Our gross margin for the customized pressure containers deceased from 46% to 21% because of price increases of raw materials.  We were not able to pass on all of these cost increases to our customers. In addition, we had no sales of bio-diesel equipment in June 2009 quarter. These products carry a higher gross margin than our other pressure products.

•	Our gross margin for the CNG station facilities and construction decreased from 39% to 35% because of price increases for raw materials which we were not able to pass on to our customers.

•
The CNG station operation segment gross margin in the June 2009 quarter is 13%, compared with 38% in the June 2008 quarter, which lowered the overall gross margin. During the June 2009 quarter, the increase of freight cost, together with price control, lowered our gross margin in this segment.

Selling Expenses.  Selling expenses increased approximately $148,000, or approximately 60%, from the June 2008 quarter to the June 2009 quarter.  Our selling expenses relating to our CNG operations increased as a direct result of the increase in the number of stations in operation.

General and Administrative Expenses.  General and administrative expenses increased approximately $473,000.  Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  General and administrative expense is allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the June 2009 quarter was approximately $1.5 million, as compared with $217,000 for the June 2008 quarter. Most of this increase relates to interest on an increased level of bank borrowing.

Other Income and Other Expenses. During the June 2008 quarter, we recognized rental income of approximately $1.3 million for the rental of the land use rights for Sinogas’ former manufacturing facility. In March 2009, this lease was terminated and no rental income recognized anymore from that time.

Income Taxes.  The income tax provision decreased approximately $586,000, from June 2008 quarter to June 2009 quarter, which reflects the decrease in income before income taxes mainly for Sinogas and Yuheng and an effective tax rate of 12.5%, and Jiaxing Lixun at an effective tax rate of 15%. As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan were granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011). In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Jiaxing Lixun is a joint venture incorporated in July 2007, it is not eligible for the tax preferences. Jiaxing Lixun was recognized as a high-tech enterprise, and enjoyed the 15% tax rate from January 2008.  Jiaxing Lixun incurred income tax of $207,369 during the June 2009 quarter.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  It changed from a $16,000 charge in the June 2008 quarter to income of $52,000 in the June 2009 quarter.

Net Income.  As a result of the foregoing, we had a net loss of approximately $2.4 million, or $0.15 per share (basic and diluted), for the June 2009 quarter, as compared with net income of approximately $4.0 million, or $0.26 per share (basic) and $0.24 (diluted), for the March 2008 quarter.

Comprehensive Income.  Comprehensive income was approximately $35,000 for the June 2009 quarter as compared with approximately $1.4 million for the June 2008 quarter.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar.

Nine Months Ended June 30, 2009 and 2008

The information set forth below represents segment information for the nine months ended June 30, 2009 and 2008.

Nine Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,234	$8,211	$13,650	$4,514	$30,609
Cost of sales	3,097	4,958	11,681	3,125	22,861
Gross profit	1,137	3,253	1,969	1,389	7,748
Gross margin	27%	40%	14%	31%	25%
Operating expenses:
Selling expenses	118	49	467	348	982
General and administrative	834	3,576	1,179	611	6,200
Total operating expense	952	3,625	1,646	959	7,182
Income (loss) from operations	$185	$(372)	$323	$430	$566

Nine Months Ended June 30, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total

Net sales	$5,400	$13,659	$892	$6,794	$26,745
Cost of sales	3,076	7,140	559	4,415	15,190
Gross profit	2,324	6,519	333	2,379	11,555
Gross margin	43%	48%	37%	35%	43%
Operating expenses:
Selling expenses	169	49	88	234	540
General and administrative	470	1,453	240	800	2,963
Total operating expense	639	1,502	328	1,034	3,503
Income (loss) from operations	$1,685	$5,017	$5	$1,345	$8,052

Net Sales. Net sales for the nine months ended June 30, 2009 were approximately $30.6 million, an increase of approximately $3.9 million, or 14%, from sales of approximately $26.7 million for the nine months ended June 30, 2008.  This increase mainly resulted from:

•
An increase of approximately $12.8 million was due to the expansion of our CNG station operations. In the nine months ended June 30, 2008, we had only one CNG station in operation, while in the nine months ended June 30, 2009, we increased the number of stations from one station at October 1, 2008 to 21stations at June 30, 2009.

•
Decreases of approximately $5.4 million, or 40%, in sales from CNG station facilities and construction, and approximately $1.2 million, or 21%, in sales of pressured containers, reflecting the effects of the economic downturn.

•
A decrease of approximately $2.3 million, or 34%, in sales from vehicle conversion kits, reflecting the effects of the economic downturn and a reduction in price of oil, which resulted in a reduced demand for vehicle conversion kits.

Cost of Sales; Gross Margin. The cost of sales for the nine months ended June 30, 2009 was approximately $22.9 million, an increase of approximately 51% from approximately $15.2 million for the nine months ended June 30, 2008.  The CNG station operation segment contributed $11.1 million of the total cost of sales. Our overall gross margin decreased from 43% to 25% from nine months ended June 30, 2008 to the nine months ended June 30, 2009 for the following reasons:

•
Our gross margin for the customized pressure containers deceased from 43% to 27% because of price increases of raw materials.  We were not able to pass on all of these cost increase to our customers. In addition, we had no sales of bio-diesel equipment in the nine months ended June 30, 2009. These products carry a higher gross margin than our other pressure products.

•	Our gross margin for the CNG station facilities and construction decreased from 48% to 40% because of the price increases for raw materials which we were not able to pass on to our customers.

•
The CNG station operation segment gross margin in the nine months ended June 30, 2009 is 14%, which lowered the overall gross margin.  The significant decrease is due to the increase of freight costs, together with the sales price control by the government.

Selling Expenses.  Selling expenses increased approximately $442,000, or approximately 82%, from the nine months ended June 30, 2008 to the nine months ended June 30, 2009.  The increase mainly related to the CNG station operations, because of the increase in the number of stations in operation, as well as the vehicle conversion kits segment.

General and Administrative Expenses.  General and administrative expenses increased approximately $3.2 million.  A significant portion of this increase resulted from a $1.8 million bad debt charge as a result of a partial writeoff of a rental receivable. The expenses in CNG station operation increased approximately $939,000 because of the increase in the number of stations in operation. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  General and administrative expense is allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the nine months ended June 30, 2009 was approximately $3.8 million, as compared with $1.5 million for the nine months ended June 30, 2008.  Most of this increase related to interest on increased bank borrowings.

Other Income and Other Expenses.  During the nine months ended June 30, 2009 and 2008, we recognized rental income of approximately $1.3 million and $2.5 million, respectively, for the rental of the land use rights for Sinogas’ former manufacturing facility. In March 2009, this lease was terminated and we wrote off approximately $1.8 million of the rent receivable. As noted above, the writeoff is reflected in general and administrative expenses.

Income Taxes.  The income tax provision was $1,045,000 in the nine months ended June 30, 2009, which reflects the increase of income before income taxes mainly for Sinogas and Yuheng and an effective tax rate of 12.5%, and Jiaxing at an effective tax rate of 15%. During the nine months ended June 30, 2008, Sinogas benefited from a 100% tax exemption for the three months ended December 31, 2007. As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan were granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for the following three years (2008 through 2010). Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for the following three calendar years (2009 through 2011). In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Jiaxing Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Jiaxing Lixun was recognized as a high-tech enterprise, and enjoyed the 15% tax rate from January 2008.  Jiaxing Lixun incurred income tax of $132,189 during the nine months ended June 30, 2009.

Minority Interest.  The minority interest represents the share of the income of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.  It increased from $189,000 to $578,000 from the nine months ended June 30, 2008 to the nine months ended June 30, 2009.

Net Income.  As a result of the foregoing, we had a net loss of approximately negative $3.6 million, or $0.22 per share (basic and diluted) for the nine months ended June 30, 2009, as compared with net income of approximately $9.2 million, or $0.58 per share (basic) and $0.54 (diluted) for the nine months ended June 30, 2008.

Comprehensive Income.  Comprehensive income was approximately $498,000 for the nine months ended June 30, 2009 as compared with approximately $5.2 million for the nine months ended June 30, 2008.  The comprehensive income in both periods reflects foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar.

Liquidity and Capital Resources

At June 30, 2009, we had a negative working capital of approximately $11.9 million, as compared with positive working capital of approximately $35.0 million at September 30, 2008.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

			September 30, 2008 to June 30, 2009
Category	June 30, 2009	September 30, 2008	Change	Percent Change
ASSETS
CURRENT ASSETS
Cash	$12,208	$8,871	3,337	37.6%
Restricted cash	439	523	(84)	(16.1%)
Accounts and notes receivable, net	29,144	22,008	7,136	32.4%
Other receivables, net	10,422	16,983	(6,561)	(38.6%)
Deposits and prepayments	8,122	7,918	204	2.6%
Inventories	5,356	7,303	(1,947)	(26.7%)
Deferred expenses	60	91	(31)	(34.1%)

CURRENT LIABILITIES
Short-term bank loan	$38,496	$11,953	26,543	222.1%
3% senior convertible notes	9,478	-	9,478	*
12% senior notes	15,754	-	15,754	*
Other notes payable	1,464	1,633	(169)	(10.3%)
Accounts payable	4,987	5,894	(907)	(15.4%)
Advances from customers	2,123	2,409	(286)	(11.9%)
Additional interest on notes	420	420	0	0.0%
Income taxes payable	855	633	222	35.1%
Other payables	3,573	5,341	(1,768)	(33.1%)
Accrued expenses	417	335	82	24.5%
Deferred income	50	95	(45)	(47.4%)

Total current assets	65,751	63,697	2,054	3.2%
Less: total current liabilities	$77,617	$28,713	48,904	170.3%

Net working capital (deficiency)	(11,866)	34,984	(46,850)	*

*           The percentage change is not applicable.

The principal reason for our $11.9 million working capital deficiency at June 30, 2009, is the reclassification of $25.2 million in senior debt from long-term to short-term. See Notes 2 and 14 of Notes to Consolidated Financial Statements in connection with the reclassification.

Our largest current assets are our accounts and notes receivable and other receivables.  The accounts receivable at June 30, 2009 were $26.2 million.  These accounts receivables are outstanding for an average of 229 days, as compared with 124 days at September 30, 2008. The increase in accounts receivable reflects the nature of the competition as well as the economy, with customers seeking and receiving a longer period to make payments.   A significant portion of the accounts receivable that were outstanding at September 30, 2008 remained outstanding at June 30, 2009. Also, other receivables at September 30, 2008 included a rent receivable of $2.9 million. In March 2009, we wrote off $1.8 million of the rent receivable and took a note for the balance. Payments on the note were to commence June 30, 2009,  As of August 10, 2009, no payment had been made on the note.  We cannot assure you that we will be able to collect these accounts or other receivables in a timely manner, and our inability to collect our receivables could impair our liquidity and our ability to conduct our business.

Other receivables were $10.4 million at June 30, 2009 and $17.0 at September 30, 2008.  Other receivables at June 30, 2009, include (1) $9.0 million as a unsecured interest free receivables relating to payments which we made in connection with a bid we made with a non-affiliated company for a project to provide a bio-diesel fuel manufacturing facility and (2) $1.4 million for unsecured interest free note receivables which we accepted in respect to accounts receivables.

For the nine months ended June 30, 2009, net cash provided in operating activities was $687,000. The changes in working capital for the nine months ended June 30, 2009, were primarily related to a $7.2 million increase in accounts receivable which resulted from the increase in our business and longer period during which our accounts receivables (principally those generated by Sinogas) are outstanding, a $2.2 million decrease in other payables, and offset by a $6.3 decrease of deposit and prepayment, and a $1.9 million decrease of inventories.

For the nine months ended June 30, 2009, we used approximately $19.0 million in investing activities, primarily due to the expansion of our CNG station operations and purchase of property, plant and equipment of $15.9 million, purchase of land use right of $0.5 million, and $2.9 million to invest in the unconsolidated entities.

Net cash provided by financing activities was $22 million for the nine months ended June 30, 2009 related loans from domestic banks in China and repayment of a bank loan.

For the nine months ended June 30, 2008, we used $4.4 million in operating activities, and we used approximately $30.7 million, principally for purchase of property, plant and equipment ($15.2 million), land use right ($13.9 million), and the purchase of minority interest in subsidiaries (1.6 million) offset by increase in payable to investors in subsidiary, and we generated cash flow form the investment activities approximately $1.2 million, including gain on sale of investment (HK Power) $1.7 million.

For the nine months ended June 30, 2008, our cash flow from financing activities represented the net proceeds of the $30 million financing in September 2007, which was received in October 2007, net of bank loan payments of $3.1 million.

We believe that, as long as the holders of $16 million principal amount of guaranteed senior notes and $14 million principal amount of guaranteed senior convertible notes do not seek to accelerate payment of the notes, our working capital, together with cash flow expected to be generated from our operations, will provide us with the funds necessary to continue to develop our business, which, because of efforts to develop the CNG station business, is very cash intensive.  However, to the extent that we are unable to collect the accounts and notes receivable or other receivables in a timely manner, we may not have the cash to develop our business.  We will continue to incur capital expenditures for the CNG station segment in the future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

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

At June 30, 2009, the fixed charge coverage ratio was 0.75 to 1.00, the leverage ratio was 22.00 to 1.00 and the consolidated subsidiary debt to consolidated net tangible asset ratio was 0.4 to 1.00. As a result, we were not in compliance with the required financial covenants at June 30, 2009.  On August 10, 2009, the noteholders waived our obligations to meet those requirements at June 30, 2009 and agreed not to take any action with respect to an event of default for failure to meet these covenants at June 30, 2009 and for the period then ended. However, because (i) the noteholders agreed to a modification of the ratios in May 2009 and the Company did not meet the tests at June 30, 2009, (ii) the waiver did not go beyond June 30, 2009, (iii) it is reasonably likely that the Company will not meet the tests at September 30, 2009 and (iv) there is no assurance that the noteholders will grant a further waiver, the notes are treated as current liabilities at June 30, 2009. See Notes 2 and 14 of Notes to Consolidated Financial Statements.

The indenture relating to the 3% senior convertible notes provides for an adjustment in the conversion rate if we do not generate net income for the year ended December 31, 2008 of $14.0 million, based upon our audited financial statements for that year. We changed our fiscal year from the calendar year to the year ended September 30, effective with the year ended September 30, 2007. Since we do not have audited financial statements for the year ended December 31, 2008, which covers parts of two fiscal years, as of the date of this report, we have not determined our net income, as defined in the indenture, for the twelve months ended December 31, 2008.  The indenture also provides for an adjustment in the conversion rate if our net income is less than $22.5 million for the twelve months ended December 31, 2009.

The registration rights agreement with the holders of the convertible notes required us to have a registration statement covering the shares of common stock issuable upon conversion of the notes effective by March 28, 2008. We failed to meet that date. As a consequence, beginning March 28, 2008, for each 90 day period that we fail to have the registration statement declared effective, we must pay additional interest of $140,000, which is 1% of the principal amount of the notes. Through July 31, 2009, we had accrued additional interest of $700,000, of which $280,000 has been paid and $420,000 remained outstanding. If we fail to have the registration statement declared effective by September 19, 2009, an additional payment of $140,000 will become due.

We believe, as long as the noteholders do not take any action to accelerate payment of the notes, that we will have the financial ability to make all payments on the convertible notes and the senior notes based on the original terms set forth in the indentures, including payments of principal, interest, and additional interest, and we intend to make those payments. However, more than $40 million of our current assets are represented by receivables, many of which have been outstanding for a significant period of time. If we are not able to collect our accounts and notes receivable and other receivables in a timely manner, we may have difficulty in making the required payments as well as funding our operations. If we are unable to make the payments as and when required under the indentures, the noteholders may exercise the remedies available under the indentures, including the right to accelerate payment of the notes in the total principal amount of $30.0 million. If the noteholders accelerate payment, we may be unable to continue in business unless we obtain replacement financing, which may not be available to us.

Commitments

We and Hong Kong China New Energy Development Investment Co. Ltd (“New Energy”), formed Hubei Gather Energy Gas Co., Ltd (“Hubei Gather”) to construct and operate natural gas process plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which we will contribute $4 million as an 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of June 30, 2009, we have invested $1,375,000 and our remaining commitment for future funding is $2,625,000.

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

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with down-round provisions.  Down-round provisions are designed to protect an investor in the event the issuer issues securities at a lower price or with a lower exercise or conversion price.  Convertible instruments and warrants which are derivatives and have such provisions will no longer be recorded in equity.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The Company will be required to adopt EITF 07-5 commencing with the quarter ending December 31, 2009, which is the first quarter of the fiscal year ending September 30, 2010.  To the extent that our convertible notes and certain of its warrants are outstanding on December 31, 2009, we will reflect as a derivative liability the fair value of the derivate component of these securities and will reflect a gain or loss for the derivative liability based on the change in value of the derivative liability during each fiscal quarter during which the instruments are outstanding.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” and APB 28-1, “Interim Financial Reporting,” which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets" an amendment of SFAS 140.  SFAS 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

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

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report as a result of which our disclosure controls and procedures may not be effective.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months, and we cannot assure you that we will have the resources to enable us to adequately address these issues in the near future. Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weaknesses and deficiency in its internal control over financial reporting with the audit committee of the board of directors and is in the process of developing and implementing remediation plans to address the material weaknesses and deficiency in our internal control over financial reporting. During the fiscal year ended September 30, 2008 and the nine months ended June 30, 2009, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in processes, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: August 14, 2009	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ ShiaoMing Sheng
Dated: August 14, 2009	Chief Financial Officer