Form 10-K
period 2009-09-30
Sinoenergy CORP
filed 2009-12-30
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2009

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

As of December 23, 2009, there were 15,922,391 shares of Common Stock outstanding.

Documents incorporated by reference

Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Issuer’s definitive proxy statement to be filed pursuant to Regulation 14A.

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

Currency References

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.  In this annual report, we refer to obligations, commitments and liabilities, as well as items from our financial statements in United States dollars.  These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.  Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).  Our balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the year. Equity accounts are translated using the historical rate as incurred.

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

•            The operation of CNG filling stations, which involves the design, construction and operation of CNG stations.  As of December 10, 2009, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations are in the final stages of construction located in Wuhan, and four were in the preliminary planning stage in Wuhan.

•            Vehicle fuel conversion equipment, which involves the manufacture of kits which are used to enable a gasoline-powered vehicle to operate using CNG.

CNG is gas, principally methane, which has been compressed. Natural gas is compressed during transportation and storage and, thus, requires pressurized containers.

Organization

We are a Nevada corporation organized in 1999 under the name Franklyn Resources III, Inc. On September 28, 2006, our corporate name was changed to Sinoenergy Corporation. On June 2, 2006, we acquired the stock of Sinoenergy Holding Limited, a British Virgin Islands corporation. We and Sinoenergy Holding are holding companies and our business is operated by our subsidiaries.  At the time of our acquisition of Sinoenergy Holding, we were a blank check corporation which was not engaged in any business activities.  Sinoenergy Holding Limited was the sole stockholder Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”), a wholly foreign-owned enterprise (“WFOE”) registered under laws of the People’s Republic of China (“China” or the “PRC”). Sinoenergy Holding had no business other than its ownership of Sinogas. As a result of this transaction, Sinoenergy Holding and its subsidiary, Sinogas, became subsidiaries of the Company and the business of Sinogas became the business of the Company. The transaction was treated as a reverse acquisition, with Sinogas being treated as the acquiring party for accounting purposes.

During 2008, we sold a 24.95% interest in Sinogas to third parties.  Sinogas operates the customized pressure container and CNG station facilities and construction and owns 75% of Jiaxing Lixun, the subsidiary that operates the vehicle conversion kit segment.  The only segment that is wholly-owned by us is the CNG station operation.  During 2009, in conjunction with a long-term strategy of further developing these operating segments and exploiting growth potential, we transferred our interest in Qingdao Sinoenergy to Sinogas.  The transaction resulted in a significant loss during fiscal year 2009.
All of our operations are conducted in China.  Our executive offices are located at 1603-1604, Tower B Fortune Centre Ao City, Beiyuan Road, Chaoyang District, Beijing China, 100107, telephone 011-86-10-84928149.  Our website is located at www. Sinoenergycorporation.com. Information on our website and any other website does not constitute a portion of this annual report.

References to “we,” “us,” “our” and words of like import refer to Sinoenergy Corporation and its subsidiaries.  The following table sets forth information as to our subsidiaries and the equity ownership of each subsidiary at September 30, 2009.

Company	Ownership %	Business activities
Sinoenergy Holding Limited	100%	Holding company
Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”)	75.05%	Production of compressed natural gas (CNG) facilities, technical consulting in CNG filling station construction, manufacturing of CNG vehicle conversion kit
Qingdao Sinogas Yuhan Chemical Equipment Company Limited (“Yuhan”)	81%*	Manufacturing of customized pressure containers
Wuhan Sinoenergy Gas Company Limited (“Wuhan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Pingdingshan Sinoenergy Gas Company Limited (“Pingdingshan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jiaxing Lixun Automotive Electronic Company Limited (“Lixun”)	81%*	Design and manufacturing of electric control devices for alternative fuel
Hubei Gather Energy Company Limited (“Hubei Gather”)	80%	Construction and operating of natural gas processing plants
Xuancheng Sinoenergy Vehicle Gas Company Limited (“Xuancheng Sinoenegy”)	100%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Jingrun General Machinery Company Limited (“Jingrun”)	100%	Design and manufacturing of petroleum refinery equipment and petroleum machinery
Qingdao Sinoenergy General Machinery Company Limited (“Qingdao Sinoenergy”)	75.05%	Manufacturing and installation of general machinery equipment
Nanjing Sinoenergy Gas Company Limited (“Nanjing Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Sinoenergy General Gas Company Limited (“Sinoenergy Gas”)	90%**	Construction and operating of CNG and LNG stations and the manufacturing and sales of automobile conversion kits
Wuhan Sinoenergy Changfeng Gas Company Limited	45.9%***	Operation of CNG stations and the sales of automobile conversion kits

*          This subsidiary is owned 75% by Sinogas and 25% by Sinoenergy.
**        This subsidiary is owned 40% by Sinogas and 60% by Sinoenergy.
***      This subsidiary is owned 51% by Wuhan Sinoenergy, which is owned 90% by Sinoenergy.

Reverse Split

On July 9, 2008, we effected a one-for-two reverse split of the common stock and reduced our authorized shares of common stock from 100,000,000 shares to 50,000,000 shares without changing the par value. All share and per share information in this annual report retroactively reflects the reverse split for all periods presented.

Merger Agreement with Related Party

On October 12, 2009, we entered into an agreement and plan of merger with and into Skywide Capital Management Limited, a corporation which is wholly owned by Mr. Tianzhou Deng, our chairman, and Mr. Bo Huang, our chief executive officer, both of whom are also directors. Pursuant to the merger agreement, at the effective time of the merger, we will be merged into Skywide, with Skywide being the surviving entity, and each shares of common stock, other than shares owned by us, Skywide, Mr. Deng and Mr. Huang, will become and be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90. The merger is subject to shareholder approval.

Our Business

The government of the PRC is now encouraging the use of CNG as a method of combating air pollution, which is increasingly viewed as a major problem throughout the PRC. We believe that the need to reduce air pollution, among other factors, is creating a growing demand and increasing market for CNG powered vehicles, notwithstanding the recent decline in the worldwide price of oil. Since June 2006, we have been developing our CNG wholesale and retail business by building our own natural gas processing plants and CNG filling stations in Central and East China to meet this need, and are engaged in the construction and equipping of CNG stations that are both Company owned and operated as well as owned and operated by third parties.  In addition, since the second quarter of 2007, we have been manufacturing and selling electronic devices to enable a vehicle to use CNG, which allow a standard gasoline powered vehicle to operate using natural gas.

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

(ii) CNG storage, transportation products and CNG station service construction (“CNG Station Facilities and Construction”)

Our CNG station construction business includes:

 •      The manufacture, sale and installation of CNG vehicle and gas station equipment, which we provide to other companies that operate CNG station; and

 •      The construction of CNG stations, for which we design the CNG station construction plans, construct CNG stations, and install CNG station equipment and related systems.

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations. We opened our first CNG filling station in October 2007. As of December 10, 2009, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng. An additional four stations in Wuhan are in the final stages of construction, and four more stations in Wuhan were in the preliminary planning stage.

(iv) Vehicle fuel conversion equipment

We manufacture CNG vehicle conversion kits and electronic control devices that enable vehicles manufactured for gasoline to operate on CNG.

These segment operations are further explained below.

Customized pressure containers

We manufacture and sell customized pressure containers to companies in a wide range of industries, including the petroleum, chemical, metallurgy, electricity generation, beverage and other industries requiring customized containers.  We do not maintain an inventory of these products; rather, we manufacture products pursuant to purchase orders which set forth the customers’ specifications.

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

Since our products are, in general, designed and manufactured pursuant to purchase orders for a specific product to be manufactured in accordance with the customer’s specification, our revenue from this segment is dependent upon our developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Further, because those products have a relatively long useful life, and are not consumables, once we fulfill our customer’s orders, there is generally little ongoing business from one period to the next with any customer.

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

The second aspect of this business is the CNG station construction service business.  We design the CNG station construction plans, construct CNG stations, and install CNG station equipment and related systems for our clients.

In order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company, Sinogas General Luxi Natural Gas Equipment Co., Ltd. (“Sinogas Luxi”), located in Liaocheng City, Shandong province.  Sinogas has a 40% interest in Sinogas Luxi, which has a proposed annual production capacity of 4,000 steel bottles for use in CNG trailer manufacturing.  The registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on September 30, 2009).  Sinogas Luxi commenced operation in July 2009. At September 30, 2009, Sinogas had contributed $2.93 million in full satisfaction of its obligations to this enterprise.

Our products and services are designed to meet the customer specifications.  Our revenue in this segment is dependent upon our developing a continuing stream of business so that we will not incur a significant lag between the time we complete one contract and start another.  Although we do not have a long history of operations in this business, we anticipate that our major customers will vary from period to period.  In the year ended September 30, 2009, one customer of our station facilities and construction segment accounted for more than 10% of our total sales, and in the year ended September 30, 2008, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 19.2% and 32.0% of total sales in the year ended September 30, 2009 and 2008, which, in each year, represented most of our revenue from this division.  At September 30, 2009 and 2008, approximately 55.7% and 71.0%, respectively, of our accounts receivable were from these customers.  The following table sets forth information as to the revenue generated from each of these customers for the year ended September 30, 2009 and 2008 (dollars in thousands):

Name	Year Ended September 30, 2009		Year Ended September 30, 2008
	Dollars	Percent	Dollars	Percent
Wuhan Lvneng Gas Transportation Co.,	8,040	19.2%	8,824	21.6%
Xuancheng Anjie Gas Transportation Co.,	*	*	4,260	10.4%

* Less than 10%

In marketing these services, we rely primarily on our internal salesmen, who directly contact and build relationships with customers. We market our products through personal contact, as well as business connections, trade shows and conferences.

We are aware of two companies which may be considered as competitors of us in the manufacture of CNG deposit and transportation equipment – Shijiazhuang Enric Gas Equipment and Handan Xinxing Petrochemical Equipment.

CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping CNG stations and operating those stations.  As of December 10, 2009, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations in Wuhan are in the final stages of construction.  We anticipate that these stations could be operational by the end of March 2010.  We have an additional four stations in Wuhan which are in the preliminary stage. However, we need government approval before we can open a station, and the procedure for obtaining government approval may delay the opening of one or more of these stations.  In the past, we have not opened stations on schedule because additional time was required for us to obtain government approval.  Each of our stations has four filling outlets, and is open 24 hours a day, seven days a week.

We believe that there is a large and expanding market for CNG in Wuhan.  Wuhan is the capital of Hubei Province and the biggest city in Central China, with a population of more than 9 million people.

We formed two joint ventures with China New Energy Development Investment Co., Inc., an unaffiliated party, to operate natural gas processing plants.  These plants are the mother stations that supply CNG to our stations.  At September 30, 2009, we had an 80% interest in the joint venture for Wuhan and a 20% interest in the joint venture that is located in Wuhu City.

Natural gas is available from a limited number of suppliers, principally China Petroleum and Chemical Corporation, known as Sinopec and PetroChina or affiliated companies of PetroChina. These companies supply the natural gas and operate the pipeline which is the only commercially reasonable way to deliver the natural gas.

Each of the joint ventures for Wuhan and Wuhu City has an agreement with Sinopec. The agreements provide for an initial annual volume of 50 million cubic meters per year, increasing to not more than 200 million cubic meters per year.  The service is subject to the completion of a natural gas pipeline between Sichuan and Shanghai. The pipeline was completed in December 2009 and is in the trial stage to satisfy the applicable authorities that it is able to supply natural gas. The sales volume is subject to annual natural gas purchase agreements and the price is subject to future determination. We also have a supply agreement with PetroChina, which provides us with 88 million cubic meters of natural gas per year.  We will continue to purchase our natural gas from PetroChina until Sinogas’ Sichuan – Shanghai pipeline is operational.  The success of our CNG station business is dependent upon our ability to have a continuous supply of natural gas at our stations.  We are dependent upon Sinogas and PetroChina to provide us with sufficient CNG to enable us to operate our CNG filling stations.  If, for any reason, we are unable to obtain a reliable supply of natural gas, we will be unable to generate revenue from this business.

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

The procedure for obtaining the land use rights as well as the right to use the land for the construction and operation of a CNG station involves a lengthy and labor intensive process, involving numerous steps through the municipal government, including satisfying environmental, hazardous chemical, noise abatement, soil suitability, health and other regulations.  Most of these processes involve an application, an on-site inspection and the performance of any necessary remediation before a permit is granted, which can take nine to twelve months.  Most recently, as a result of both our experience in navigating through the regulatory procedure and our record in successfully opening CNG stations in accordance with the terms of our applications, we have been able to reduce the time to between six and nine months.  While the need to meet all the required regulations can be considered a barrier to entry into the CNG station business, we believe that our success in meeting our obligations will help us as we compete with other potential competitors in seeking locations and permits for new stations.

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

We are aware of two companies which may be considered to be direct competitors in the business of CNG station business: Xin’ao Gas Field Ltd. and China Natural Gas. Xin’ao Gas Field distributes natural gas via pipeline, doing business in 13 provinces and municipalities that have a combined population of 31 million. China Natural Gas distributes natural gas to commercial, industrial and residential customers of Xi’an City, and distributes CNG as a vehicular fuel to retail end users of Xi’an City. We believe that neither of the two companies is approved to supply natural gas to any area in which we are constructing or plan to construct CNG stations.

We have two direct competitors in Wuhan – Jiang Han Petro Drill Corp., which has eight stations, and Da Long Investment Corp, which has two stations.  In Pingdingshan, one gas company has one station.  There are no other companies that sell CNG in Xuancheng.  None of these companies are considered major companies, and we believe that we are considered the leading CNG company in the three cities in which we have stations.

Our CNG stations compete with gasoline stations as well as other CNG stations. The ability of CNG stations to operate profitably is largely dependent upon the acceptance of CNG by individual drivers as well as taxis and buses. We expect that our principal customers, at least initially, will be taxis and bus companies, which are presently the largest users of CNG.  As more companies seek to fill the need for CNG stations, our competition will increase.  Since the prices that we charge are fixed by the government, competition is based on factors other than price, including the location and appearance of the stations, the reliability of the stations and the quality of service provided by our employees.  We believe that our stations are located in well-traveled roads so that drivers can have easy access to our stations.

PetroChina, China’s largest oil and gas producer by capacity and our present supplier of natural gas, has recently announced its intention to enter the CNG distribution business in the next couple of years.  These plans may present a competitive threat to companies such as us.  We cannot assure you that we will be able to compete successfully with PetroChina if PetroChina enters the markets in which we operate CNG stations.  PetroChina presently delivers natural gas to the cities, and companies, such as ours, purchase the natural gas from PetroChina or another supplier, such as Sinopec, and sell the natural gas in the city.  Because of PetroChina’s size, it may be in a better position than we to enter into contacts with the city governments to supply natural gas to those cities.

Vehicle fuel conversion equipment

We believe that, with the government of the PRC encouraging the use of CNG as a method of reducing pollution, there is a market for a device that enables a vehicle to use CNG.  In March 2007, we purchased a 60% interest in Jiaxing Lixun Automotive Electronic Co, Ltd. (“Lixun”) from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Lixun to 70%, and in April 2008 we acquired the remaining 30%.  Our interest in Lixun is owned 75% by Sinogas, a 75.05% owned subsidiary, and 25% by us.  Through Lixun, we design and manufacture electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.

We sell these conversion kits primarily to manufacturers in the PRC who use the kits on an OEM basis and to companies that market these products for sale in the aftermarket. We develop and service those customers by our internal salesmen who market the products through business connections, trade show and conferences.   We also plan to market the conversion kits at our CNG stations. As a result of the recent worldwide economic downturn and the lower price of oil, which has affected the CNG market generally, the demand for conversion equipment has decreased.

We are aware of three Italian companies that are our competitors in vehicle gas conversion business -- Lovato Spa, LANDI Spa, and OMVL Spa. Because those companies are not Chinese companies, we believe that our familiarity with the Chinese markets gives us a competitive advantage.

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

Employees

On September 30, 2009, we had 857 full-time employees, of whom 172 are in executive and administrative positions, 40 employees are in marketing and sales, 163 are technical engineers in pressure container and CNG deposit and transportation manufacturing, quality control as well as CNG station construction, 280 persons are manufacturing personnel and 202 are operating our retail CNG station business. We believe that our employee relations are good.

Executive Officers of the Registrant

Name	Age	Position
Bo Huang	39	Chief executive officer and director
Shiao Ming Sheng	60	Chief financial officer
Anlin Xiong	30	Vice president and secretary
Cindy Ye	34	Financial controller

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

RISKS ASSOCIATED WITH OUR BUSINESS

The Merger agreement with Skywide will limit your ability to participate in any improvement in our business and operations.

The merger agreement with Skywide, which is wholly owned by Mr. Tianzhou Deng, our chairman, and Mr. Bo Huang, our chief executive officer, both of whom are also directors, provides that, subject to shareholder approval, we will be merged with and into Skywide, and all shareholders, other than Skywide, Mr. Deng and Mr. Huang, will receive in respect to each share owned at the effective time of the merger the right to receive $1.90 per share.  As a result, upon completion of the merger, you will cease to have any interest in us other than the right to receive $1.90 per share upon delivery of the certificates for your common stock.  We cannot assure you that the merger will be completed or that, if the merger is not completed, the price of our common stock will not decline significantly.

Because we have a deficiency in working capital and sustained a significant loss for the year ended September 30, 2009, and our losses are continuing, we cannot assure you that we will continue as a going concern or operate profitably in the future.

At September 30, 2009, we had a deficiency in working capital of approximately $9.1 million, and for the year ended September 30, 2009, we sustained a loss of approximately $13.1 million on sales of $41.8 million, as compared with net income of approximately $16.1 million on sales of $40.9 million for the year ended September 30, 2008, and our losses have continued subsequent to September 30, 2009. Our working capital deficiency resulted from our loss and the reclassification of notes from long-term to short term as a result of amendments to the underlying instruments.  Our loss resulted from a significantly lower gross margin and significantly higher operating expenses and interest.  These factors are continuing to affect our operations and we cannot assure you that we will be able to operate profitably in the future. As of September 30, 2009, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows. Achievement of our objectives will be dependent upon our ability to obtain additional financial, to generate revenue from our current and planned business operations, and control costs. However, there is no assurance that we will be able to achieve these objectives.

Our independent auditors have included a going concern qualification in their report on our financial statements.

Because of our recurring losses from operations and our working capital deficiency, our auditors have included a going concern qualification in their report on our financial statements.  As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

We may have difficulty collecting our receivables.

At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at September 30, 2009, our accounts receivable were outstanding for an average of 225 days.  A significant amount of receivables that were outstanding at September 30, 2008 remained outstanding on September 30, 2009.  In addition, at September 30, 2008, we had a rental receivable of $2.6 million pertaining to a land use sublease.   We established a $988,000 reserve for that uncollected note at September 30, 2009.  Our failure to collect our trade and notes receivables in the normal course of business could impair our ability to continue in business.

We are required to pay our convertible notes upon completion of the merger with Skywide.

In September 2007, we issued our 12% guaranteed senior notes due 2012 in the principal amount of $16 million and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14 million.  The 12% senior notes have been paid in full since September 30, 2009. Pursuant to a December 2009 agreement with the holders of the 3% convertible notes, we agreed to pay the $14 million principal amount of convertible notes in two installments following the completion of the merger with Skywide, together with interest to generate a yield to maturity of 13.8%, net of payments made on account. The Company may not have the resources to repay the debt and the noteholders may exert certain rights to the detriment of the Company.

Because we are dependent upon a small number of customers in one or more of our segments, which varies from year to year, the inability to generate new business could impair our ability to operate profitably.

In general, in our customized pressure container business and our CNG station construction business, we do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue from these segments. Our contracts relate to specific projects. As a result, a customer can account for significant revenue in one year and little, if any, in the next.  One customer of our station facilities and construction segment accounted for approximately 19.2% of our sales in the year ended September 30, 2009 and 21.6% of our sales in the year ended September 30, 2008.  Another customer from this segment accounted for 10.4% of our sales in the year ended September 30, 2008.  Our failure to develop new customers in this and our other segments could materially impair our ability to operate these segments profitably.

Our CNG stations are dependent upon two government-owned suppliers.

We purchase our CNG from one of two government-owned companies.  The failure or inability of these companies to provide us with CNG could materially impair our ability to operate CNG stations.

Our CNG station business has risks that are different from our manufacturing and construction/installation business.

We have commenced and are planning the expansion of our CNG service station business. The operation of the CNG gas station business is subject to significant additional risks which are not related to our other segments. In addition to the normal risks associated with our business, there are additional risks that relate to the CNG station business. These risks include, but are not limited to:

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

The market for CNG stations is dependent upon the increased use of CNG powered vehicles. CNG-powered vehicles represent only a small fraction of motor vehicles in the PRC, and most vehicles are powered by gasoline or diesel fuel. For us to be successful in the CNG gas station business, a market for CNG must be developed in the area which we propose to enter. Car and truck owners must either buy a CNG powered vehicle or pay to have a gasoline or diesel powered vehicle converted for CNG use. The current economic downturn has materially decreased the market for CNG vehicles, and we cannot assure you that the market for CNG will improve in the near future, if at all. In order for a market to develop for CNG vehicles, there must be a network of CNG stations on major highways throughout the PRC. The failure of such a network to develop could hinder the development of a market for CNG vehicles which would in turn limit the market for our CNG stations.

We must secure enough CNG resources to supply our filling stations in future. Natural gas is limited in China, especially in central and eastern China where we are operating and developing our CNG retail business. Although we have agreements to provide us with a fixed amount of natural gas, we cannot assure you that these agreements will be sufficient to satisfy our CNG needs and we cannot assure that such CNG will be delivered on a timely basis. These agreements are subject to annual allocations and a major pipeline which is expected to provide us with CNG.  Although the construction of the pipeline has been completed, the pipeline is undergoing completion testing, and we cannot assure you that we will be able to receive significant gas from this pipeline in the near future.  Further, it is possible that we may experience shortages, particularly in the winter months when gas demand peaks. We have no recourse against any party in the event that the pipeline is not able to deliver the natural gas that we may require.

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

Competition is increasing for CNG distribution. Our CNG stations compete with gasoline stations as well as other CNG stations. The ability of our CNG stations to operate profitably is largely dependent upon the acceptance of CNG by individual drivers as well as taxis and buses, which are presently the largest users of CNG. As more companies seek to fill the need for CNG stations, our competition will increase. PetroChina Co., China’s largest oil and gas producer by capacity and our present supplier of natural gas, has recently announced its intention to enter the CNG distribution business. These plans present a competitive threat to companies such as us. Because of PetroChina’s size, it may be in a better position than we to enter into contacts with the city governments to supply natural gas to those cities. We cannot assure you that we will be able to compete successfully with PetroChina if PetroChina enters the markets in which we operate CNG stations.

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

In addition to our planned growth through the development of our CNG station business, an important part of our growth strategy has been to expand our business and to acquire other businesses in related industries or to form joint ventures with other companies. Such acquisitions may be made with cash or our securities or a combination of cash and securities. Any joint ventures may require us to make significant capital contributions in order to develop the business contemplated by the joint venture. To the extent that we require cash, we may have to borrow the funds or sell equity securities. We anticipate that if we acquire other Chinese businesses, the seller would expect to receive all or substantially all of the sales price in cash, and we expect that we would have to raise funds in order to consummate any such acquisition. Any issuance of equity as a portion of the purchase price or any sale of equity, to the extent that we are able to sell equity, to raise funds to enable us to pay the purchase price would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. Further, any acquisition may be subject to government regulations and approval in the PRC. Further, our recent results of operations may affect the willingness of a business owner to sell his business to us and the willingness of any debt or equity financing source to provide us with acquisition funding.

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

As of December 18, 2009, approximately 40.0% of our outstanding common stock is owned by Skywide (which is owned by our chairman, Mr. Deng, and our chief executive officer, Mr. Huang ), which may provide Skywide with effective control over actions taken by our stockholders.

We may not be able to comply with the regulations relating to internal controls over financial reporting.

The SEC has adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K. In addition, commencing with the year ending September 30, 2010, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. In connection with the periodic evaluation of our disclosure controls our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify accounting and disclosure issues, calculate accounting entries, and prepare financial statements and footnotes in accordance with U.S. GAAP. These officers have concluded that our disclosure controls and procedures are not effective at this time. We cannot assure you that we will be successful in addressing these issues and any other issues which may be raised. If we are unable to address these issues, unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

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

We intend to expand our business both by increasing our product range, operating CNG stations. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The downturn in the economy of the PRC may slow our growth and impair our ability to generate profits.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  During the year ended September 30, 2009, the business of all of segments was negatively affected by the economic downturn, which resulted in a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for CNG stations or for conversion kits to enable gasoline-powered vehicles to operate on CNG.

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

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

Our common stock may be delisted from the NASDAQ Capital Market because of our failure to hold a meeting of shareholders during 2009.

The NASDAQ Capital Markets requires us to hold an annual meeting of shareholders at which proxies are solicited.  Because we failed to hold a meeting during the year ended September 30, 2009, NASDAQ advised us of its intention to delist our common stock from the NASDAQ Capital Markets.  As a result of our appeal, NASDAQ advised us that it would continue the listing of our common stock on the NASDAQ Capital Market subject to the condition that we hold our annual shareholders meeting on or before January 19, 2010.  We are required to report any significant event, including any event which may call into question our ability to meet this timetable, and NASDAQ may delist our stock prior to January 19, 2010 if it questions our ability to meet the January 19, 2010 deadline.  Accordingly, we cannot assure you that our common stock will continue to be listed on the NASDAQ Capital Market, and the failure to be listed on that market could materially and adversely affect both the market for and the market price of our stock.

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

During 2005, we purchased land use rights from a former related party, Beijing Sanhuan Technology Development Co., Ltd (“Beijing Sanhuan”) with an initial purchase price of $12.3 million, which was increased to $18.6 million. As of September 30, 2009, the Company had paid the purchase price to Beijing Sanhuan in full. We also license technology from Beijing Sanhuan for $322,000, the Company had paid in full as of September 30, 2009, and we use Beijing Sanhuan’s services for our subsidiaries. As a result, investors may be reluctant to invest in our common stock, which would affect both the stock price and the trading volume in our stock.

In October 2009, we entered into the agreement of merger with Skywide pursuant to which, upon the completion of the merger, our shareholders, other than Skywide, Mr. Deng, Mr. Huang and their affiliates, would receive $1.90 in respect of each shares of common stock outstanding.  We believe that the terms of the merger agreement has a effect upon the market price of our stock.

Because of our cash requirements and restrictions in our financing we may be unable to pay dividends.

If we generate earnings, we expect to retain earnings to finance the growth of our business, particularly, our proposed CNG station business, which is very capital intensive. Further, the agreements relating to our $30 million September 2007 financing, of which convertible notes in the principal amount of $14 million are outstanding as of December 28, 2009, restrict our use of our funds.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting issuers.

ITEM 2.  PROPERTIES

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property.  All of our properties are suitable and adequate for the purposes for which they are used in our business.  The following table sets forth information relating to land use rights owned by the Company.

	Address	Size (square meters)	Size (square feet)	Expiration
Land use right owned by Sinogas	45# 66# JinHua Road, Qingdao, Shandong	60,860	655,100	May 2057
Land use right owned by Jingrun	HanNan Community, Hongdao Street, Qingdao, Shandong	59,036	635,460	December 2056
Land use right owned by Xuancheng Sinoenergy	XuanHu Road, Xuancheng, Anhui	2,683	28,880	June 2058
Land use right owned by Qingdao Sinoenergy	JiaoNan, Qingdao, Shandong	100,000	1,076,400	June 2058
Land use right owned by Lixun	North BeiHuanSan Road, DaQiao County, Jiaxing, Zhejiang	8,130	87,511	June 2058
Land use right owned by Hubei Gather	MaAn Village, AnShan County, Jiangxia District, Wuhan, Hubei	20,069	215,796	June 2059

Except for the land use right owned by Xuancheng Sinoenergy, we rent the land used by our CNG stations.  As of November 30, 2009, we lease thirteen parcels of land in Wuhan City and two parcels of land in Pingdingshan City for an aggregate annual rental of approximately $846,000.  Except for one lease that expires in 2010, one lease that expires in 2015 and one lease that expires in 2017, all of the leases expire in 2027 or later.

In addition to the land use rights that we own, as listed in the table, Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid. The acquisition of the land requires government approval.

We acquired the capital stock of two companies, Qingdao Jingrun General Machinery Co. and Qingdao Sinoenergy General Machinery, for the sole purpose of acquiring land use rights which were the only assets of these companies.  We acquired additional land as part of our plan to make more effective use of our facilities.  The land enabled us to sell the land in Qingdao City where Yuheng and Sinogas are currently located, and provide us with larger properties so that we can move these operations into expanded facilities.

We believe that our present facilities are sufficient to meet our current and near term requirements.  In connection with the development of our CNG stations, we will require additional land use rights as we develop and open new CNG filling stations.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in an action filed in the Supreme Court of the State of New York, Nassau County, by Stephen Trecaso and Linda Watts against the Company and its directors which purports to be a class action asserting claims of breach of fiduciary duty and aiding and abetting the breach of fiduciary duty.  The complaint was dated October 16, 2009 and an amended complaint was dated November 18, 2009.  Plaintiffs seek injunctive relief and damages arising out of a potential sale of the company to Skywide by means of an allegedly unfair process and unfair price.  We believe that this action is without merit, that we have valid defenses to the action, and that we will vigorously defend the action.

We are a defendant in four similar actions against us, our directors and Skywide in the Eighth Judicial District Court of the State of Nevada in and for Clark County.  We have removed these four actions to the Federal District Court for the District of Nevada.  The plaintiffs in those actions are (i) Robert Grabowski, (ii) Robert E. Guzman, (iii) Carol Karch and (iv) Johan L. Stoltz.  The Guzman, Karch and Stoltz actions were filed on October 26, 2009 and the Grabowski action was filed on October 30, 2009.  Plaintiffs allege causes of action that sound in breach of fiduciary duty and aiding and abetting the breach of that fiduciary duty.  Plaintiffs seek injunctive relief and damages arising out of a potential sale of the company to Skywide by means of an allegedly unfair process and unfair price.  We believe that these actions are without merit, that we have valid defenses to the actions, and that we will vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our common stock has been traded on the NASDAQ Capital Market under the symbol SNEN since July 28, 2008. Prior to February 6, 2007, there was no market for our common stock. From February 6, 2007 until July 25, 2008, our stock was traded on the OTC Bulletin Board. The NASDAQ Capital Markets requires us to hold an annual meeting of shareholders at which proxies are solicited.  Because we failed to hold a meeting during the year ended September 30, 2009, NASDAQ advised us of its intention to delist our common stock from the NASDAQ Capital Markets.  As a result of our appeal, NASDAQ advised us that it would continue the listing of our common stock on the NASDAQ Capital Market subject to the condition that we hold our annual shareholders meeting on or before January 19, 2010.  We intend to hold a shareholders’ meeting by January 19, 2010.

The following table sets forth information as to the price of our stock by calendar quarter since January 1, 2007.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices reflect the high and low bid price of our stock during the period it was traded on the OCT Bulletin Board and the high and low sales prices during the period it was listed on the NASDAQ Capital Market.  The information is provided by National Quotation Bureau.

Quarter Ended	2009		2008		2007
	High	Low	High	Low	High	Low
March 31	$5.05	$1.80	$8.50	$4.80	4.78	3.18
June 30	2.73	0.81	5.98	4.94	5.48	3.90
September 30	1.85	1.12	7.03	4.53	6.44	4.32
December 31	2.63	0.80	5.01	1.97	$10.16	$6.22

The information for the fourth quarter of 2009 reflects prices through December 17, 2009.

On December 17, 2009, we believe we had approximately 1,000 beneficial owners of our common stock.

We have not paid dividends since our inception. The indentures relating to our $14 million convertible notes prohibit or restricts our payment of dividends.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	865,000	$4.32	135,000
Equity compensation plan not approved by security holders	100,000	5.15	-

The 2006 long-term incentive plan is the equity compensation plan that was approved by stockholders.

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

OVERVIEW

In September 2007, we issued our 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.  The indentures relating to these notes included financial covenants, which were amended on May 19, 2009.  We were not in compliance with these covenants at June 30, 2009 or September 30, 2009, and the note holders waived compliance with the covenants at both of these dates.  In October 2009, we entered into an agreement with the holders of the 12% senior notes and the 3% convertible notes, which included a requirement that we pay the 12% senior notes in full by November 30, 2009.  At November 30, 2009, we had paid approximately $14,000,000 of the amount due, and the remaining amount was paid on December 23, 2009.  The October agreement also provided that we would amend the indenture relating to the 3.0% senior convertible notes in a manner acceptable to the note holders.  On December 17, 2009, we entered into an agreement with the note holders pursuant to which (i) the remaining payments of approximately $2,000,000 of the 12% senior notes would be due by December 31, 2009, and this payment was made on December 23, 2009, (ii) the $14,000,000 convertible notes, including interest to provide the holders with a 13.8% yield to maturity, after given effect to current interest payments made at the annual rate of 3.0% per annum, would be paid in two installments following completion of the merger with Skywide, with the first payment of $5,000,000 being due ten days after the effectiveness of the merger and the balance 30 days thereafter, (iii) the requirement that we meet certain net income levels for 2008 and 2009 were eliminated, (iv) the provisions that would have resulted in a reduction in the conversion price of the convertible notes if we sold common stock or securities convertible into common stock were eliminated and (v) the liquidated damages due for failing to register the shares of common stock issuable upon conversion of the notes was reduced to $280,000, which is due by December 31, 2009.  Although the convertible notes have a stated interest rate of 3% per annum, if the notes are not converted prior to maturity, we are required to pay the holders a yield to maturity of 13.8% per annum, less interest previously paid.  We have accrued interest at the rate of 13.8% per annum, of which 3% is treated as current interest and 10.8% as deferred interest.  As a result of our agreement to pay the convertible notes upon completion of the merger with Skywide, we have classified the deferred interest as current at September 30, 2009.

Our accounts receivable increased from $22.0 million at September 30, 2008 to $29.7 million at September 30, 2009.  At September 30, 2008, our accounts receivable were outstanding for an average of 124 days, and at September 30, 2009, our accounts receivable were outstanding for an average of 225 days.  A significant amount of receivables that were outstanding at September 30, 2008 remained outstanding on September 30, 2009.  In addition, at September 30, 2008, we had a note receivable of $2.6 million resulting from the termination of a sublease for which no payments had been made by the tenant.  As of September 30, 2009, no payments had been made on account of that note, and $659,000 was collected in December 2009.  We established a $988,000 reserve with respect to that receivable.  Our failure to collect our receivables in the normal course of business could impair our ability to continue in business.

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

In the year ended September 30, 2009, one customer of our station facilities and construction segment accounted for more than 10% of our total sales, and in the year ended September 30, 2008, two customers of our station facilities and construction segment each accounted for more than 10% of our total sales.  One of these customers accounted for approximately 19.2% of our sales in the year ended September 30, 2009 and 21.6% of our sales in the year ended September 30, 2008.  The other customer accounted for 10.4% of our sales in the year ended September 30, 2008.  In each year, these sales represented most of our revenue from this division. We are continuing to make sales to these customers.

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

On March 31, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), a non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the March 31, 2009 exchange rate.  During the year ended September 30, 2008, we recognized rental income of $3.8 million from this lease.  As a result of the failure of Qingdao Mingcheng to make the required rental payments, on March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which Sinogas agreed to a termination of the sublease, and reduced the rental receivable by approximately $1.8 million, which was 40% of the outstanding balance. At September 30, 2009, we reserved an additional approximately $1.0 million with respect to this receivable.  As a result, total reserves against these rentals of approximately $2.8 million are reflected in general and administrative expenses in the year ended September 30, 2009.

Our CNG vehicle and gas station equipment business include two product lines:

•	the manufacture of equipment for CNG vehicles and gas stations, and

•	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our original business was the manufacture and sale of nonstandard equipment and pressure containers operated by our subsidiary, Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), which is owned 75% by Sinogas and a 25% ownership by us through Sinoenergy Holdings.

Steel and steel tubing are the major raw material used in manufacturing CNG facilities and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. Prior to May 2007, we purchased steel bottles, a key raw material for CNG truck trailers, exclusively from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Beginning in May 2007, we also began to purchase steel tubes from the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes. In August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  There can be no assurance that the downturn will not continue to have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing our CNG filling stations or the market for our conversion kits. However, these factors were a significant reason for our reduced gross margin and our net loss for the year ended September 30, 2009.

We purchase CNG from government controlled entities.  During 2007, we entered into two joint ventures for the operation of natural gas process plants. We have an 80% interest in one of these ventures and a 20% interest in the other. At September 30, 2009, our total commitments under these agreements were approximately $5.0 million, of which we had paid a total of approximately $2.4 million. These two facilities are in the early construction stage, and neither of these ventures has commenced operations. We also have contracted for the purchase of natural gas which is to be delivered through a pipeline.  The pipeline was completed in December 2009, and is undergoing completion testing prior to being placed in commercial operation.  These contracts do not have specific delivery quantities or prices, all of which are to be determined later.

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

▪
CNG station construction service, which includes the design of CNG station construction plans, construction of CNG stations, and installation of CNG station equipment and related systems. Because of our emergence into the CNG filling station business in 2006, we did not receive any CNG station construction service orders from the beginning of 2007. Our operating results in this segment reflects contracts which we entered into during or prior to the beginning of 2007. We anticipate that, at least in the near term, we will devote most, if not all, of our CNG construction business to the construction of our own CNG filling stations.

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of December 10, 2009, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations in Wuhan are in the final stages of construction, and four stations in Wuhan were in the preliminary planning stage.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

Years ended September 30, 2008 and 2009

The information set forth below has been derived from our audited financial statements for the year ended September 30, 2009 and 2008.

Year Ended September 30, 2009 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,762	$9,495	$18,584	$8,959	$41,800
Cost of sales	3,883	5,211	16,455	6,801	32,350
Gross profit	879	4,284	2,129	2,158	9,450
Gross margin	18%	45%	11%	24%	23%
Operating expenses:
Selling expenses	180	84	568	559	1,391
General and administrative expenses	2,275	6,497	3, 205	745	12,722
Total operating expense	2,455	6,581	3,773	1,304	14,113
Income (loss) from operations	$(1,576)	$(2,297)	$(1,644)	$854	$(4,663)

Total assets	$62,448	$58,073	$48,134	$11,991	$180,646

Year Ended September 30, 2008 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$9,692	$16,237	$3,246	$11,765	$40,940
Cost of sales	5,374	9,470	2,551	8,194	25,589
Gross profit	4,318	6,767	695	3,571	15,351
Gross margin	45%	42%	21%	30%	37%
Operating expenses:
Selling expenses	275	52	150	404	881
General and administrative expenses	943	1,591	1,533	822	4,889
Total operating expense	1,218	1,643	1,683	1,226	5,770
Income (loss) from operations	$3,100	$5,124	$(988)	$2,345	$9,581

Total assets	$41,075	$45,441	$28,654	$17,177	$132,347

Net Sales. Net sales for the year ended September 30, 2009 (“2009”) were approximately $41.8 million, an increase of approximately $0.9 million, or 2.1%, from sales of approximately $40.9 million for the year ended September 30, 2008 (“2008”).  The increase resulted from:

•
A decrease of approximately $4.9 million, or 51%, in sales from customized pressure containers, reflecting the decrease in demand for these products, resulting from the effects of the economic downturn.

•
A decrease of approximately $6.7 million, or 42%, in sales from the CNG stations facilities and construction, resulting from the decrease in demand for the construction and equipping of CNG stations and our change in emphasis as we devoted significant efforts to the construction of our own stations.

•
An increase of approximately $15.3 million, or 473%, in sales from the CNG station operation. We commenced operations in this business during fiscal year 2008, opening our first station in October 2007. At September 30, 2009, we operated 21 stations. The increase in revenue is primarily attributable to the increase in the number of stations in operation.

•	A decrease of approximately $2.8 million, or 24%, from the sales of conversion kits. The decrease resulted from the global economic crisis, which affected most of the exports of our products.

During 2009, China experienced an economic downturn. Despite the government’s policy to encourage the use of CNG, our business was affected by the economic downturn as businesses were less likely to invest in conversion kits or CNG powered vehicles. We cannot predict the effect of the economic downturn on our business in the near future.

Cost of Sales; Gross Margin. The cost of sales for the 2009 was approximately $32.4 million, an increase of approximately 26% from approximately $25.6 million for the 2008. Our overall gross margin decreased significantly from 37% in 2008 to 23% in 2009, because of the following reasons:

•
Our gross margin for the customized pressure containers decreased from 45% to 18%. Since these products are customized, with wide range of gross margin because of the variety of the products. In addition, an additional charge of $340,000 was recorded in cost of sales in 2009 reflecting a writedown in the slow-moving inventory (raw materials and work in process) that we had held for more than one year.

•
Our gross margin for the CNG station facilities and construction includes was reasonably consistent from 2008 to 2009. The gross margin for CNG gas stations technical consulting service, which is a part of the CNG station facilities and construction segment, was more than over 80%, as a result of our know-how in CNG system design.

•
Our gross margin for the operation of our CNG stations decreased from 21% to 11%. The cost of natural gas increased approximately 10% and the freight costs, which are included in cost of sales, increased approximately 10%, which significantly affected the gross margin in this segment. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

•	As the market for vehicle conversion kits matured and the demand for these kits decreased as a result of the economic downturn, our gross margin in this segment decreased from 30% to 24%.

Selling Expenses.  Selling expenses increased approximately $510,000, or approximately 58%, from 2008 to 2009.  A significant portion of the increase relates to the CNG station segment. The increase in rent resulting from the increased number of stations contributed to this increase. In addition, selling expenses for the vehicle conversion kits segment increased $155,000 because of the expansion of our marketing efforts.

General and Administrative Expenses.  General and administrative expenses increased approximately $7.8 million, or 160%.  This increase includes pre-operational expenses for the CNG station operation segment of $190,000, bad debts provision of $1.9 million, expenses of $846,000 from the renovation of the Sinogas plant in its new location, and writeoff of rental income receivable from Mingcheng of $2,745,000 resulting from a reduction in the rent due under the March 2009 termination agreement of $1,757,000 and the further reserve of $988,000 at September 30, 2009. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal, audit and investor relations costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Our interest expense for 2009 was approximately $7.3 million, as compared with $3.5 million for 2008.  Although the stated interest rate on the convertible notes in the principal amount of $14 million is 3% per annum, if the notes are not converted by maturity, we are required to pay a yield to maturity of 13.8% per annum, less interest previously paid. Accordingly, we accrue interest at the rate of 13.8% per annum, of which 3% is treated as current interest and 10.8% as deferred interest. In connection with the proposed merger with Skywide, we will be required to pay the convertible notes in full following the merger, with the payments to include the yield to maturity of 13.8%.  As a result, we have classified interest at 13.8% as current at September 30, 2009. The registration rights agreement relating to the shares of common stock issuable upon conversion of the convertible notes required the registration statement to be declared effective by March 28, 2008.  The indenture relating to the convertible notes requires us to pay additional interest of 1% (4% per annum) of the principal amount for each 90-day period (quarterly $140,000) thereafter during which we have failed to have the registration statement declared effective. As a result of our failure to have a registration statement relating to the shares issuance upon conversion of the convertible notes declared effective, we incurred additional interest of $140,000 in 2009.  This amount reflects a reduced amount due under the December 2009 agreement with the holders of the convertible notes.  In addition, in 2009, we increased our bank borrowings to expand our CNG station operation and manufacturing plant, which also increased interest expense by approximately $733,000. Furthermore, the conversion price of the convertible notes in the principal amount of $14 million was reset in March 2008 to $5.125 and in March 2009 to $4.20, resulting in the recording of discounts to the underlying notes, thereby creating non-cash interest charges of $1,519,000 in 2009 and $373,400 in 2008.

Other Income. During 2009, rental income was approximately $1.3 million, arising from the rental payment for our land use rights for our former manufacturing facility. In March 2009, this lease was terminated and we wrote off approximately $1.8 million of the rent receivable, we reserved an additional $988,000 at September 30, 2009, as disclosed in the discussion of general and administrative expenses. In July 2009, Sinoenergy Holding transferred its 100% equity in Qingdao Sinoenergy to Sinogas. Since Sinogas is 75.05% owned by us, this equity transfer resulted in other expense of $2.4 million representing the value of 24.95% of Qingdao Sinoenergy’s equity which is no longer owned by us.

During 2008, we generated:

•
Rental income of approximately $3.8 million, arising from the sublease of our land use rights for our former manufacturing facility. However, the lease was terminated in March 2009, and writeoffs of $2,745,000 relating to the receivable generated from the rental income were taken in 2009.

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

•	Gain on the sale of a subsidiary of approximately $1.7 million. The subsidiary was both acquired and sold during 2008.

Income Taxes. Our income taxes decreased from $1,309,000 of 2008 to $748,000 of 2009.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Jiaxing Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Jiaxing Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Jiaxing Lixun was recognized as a high-tech enterprise, and enjoyed the 15% tax rate from January 2008. Since Jiaxing Lixun is a joint venture and therefore not eligible for the tax exemption, Jiaxing Lixun incurred income tax of $207,369 based on its taxable income during the last quarter of calendar 2008. Sinogas incurred income taxes of $132,189 as a result of an adjustment relating to its 2008 income tax. The income tax for 2009 also reflects adjustments to taxable income required under the Chinese tax regulations.

Minority Interest.  The minority interest, of negative $337,000 in 2009 and $1,082,000 in 2008, represents the share of the income or loss of our subsidiaries allocated to that portion of the subsidiaries’ equity owned by third parties.

Net Income(Loss).  As a result of the foregoing, we had a net loss of approximately $13,103,000 , or $0.82 per share (basic and diluted), for 2009, as compared with net income of $16,056,000, or $1.02 per share (basic) and $0.97 (diluted) for 2008.

Comprehensive Income (Loss).  Our comprehensive loss for 2009 was $13,193,000 as compared with comprehensive income of $19,606,000 for 2008.Other comprehensive income (loss) items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately ($90,000) in 2009 and $3,550,000 in 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash of approximately $19.7 million, an increase of approximately $9.4 million (including restricted cash of $1.4 million), from September 30, 2008. At September 30, 2009, we had a working capital deficiency of approximately $9.1 million and shareholders’ equity of approximately $46.2 million, compared with positive working capital of approximately $35.0 million and shareholders’ equity of approximately $55.2 million at September 30, 2008. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	30-Sep-09	30-Sep-08	Change	Percent Change
ASSETS
CURRENT ASSETS
Cash	$18,237	$8,871	9,366	105.58%
Restricted cash	1,413	523	890	170.17%
Accounts and notes receivable, net	29,756	22,008	7,748	35.21%
Inventories	4,619	7,303	(2,684)	(36.75%)
Other receivables, net	17,644	16,939	705	4.16%
Deposits and prepayments	8,629	7,918	711	8.98%
Due from related party	426	44	382	868.18%
Deferred expenses	63	91	(28)	(30.77%)

CURRENT LIABILITIES
Short-term loans	$44,223	$11,953	$32,270	269.97%
Notes payable	4,583	1,633	2,950	180.65%
Accounts payable	5,193	5,894	(701)	(11.89%)
Advances from customers	2,100	2,409	(309)	(12.83%)
Additional interest on notes	280	420	(140)	(33.33%)
Income taxes payable	475	633	(158)	(24.96%)
Other payables	5,783	5,341	442	8.28%
Accrued expenses	538	335	203	60.60%
Deferred income	38	95	(57)	(60.00%)
Long-term Notes payable (current portion)	26,667	0	26,667

Total current assets	$80,787	$63,697	$17,090	26.83%
Less: total current liabilities	89,880	28,713	61,167	213.03%

Net working capital	(9,093)	34,984	(44,077)	(125.99%)

At September 30, 2009, we require substantial capital to meet the required payments toward the $16 million senior notes, which were paid in full as of December 23, 2009, and $14 million convertible senior notes and to maintain the level of cash flows needed for continuing operations.  We can give no assurance that we will be able to raise such capital.  We have limited financial resources until such time that we are able to generate additional financing or cash flow from operations.  Our ability to establish profitability and positive cash flow is dependent upon our ability both to raise funds to finance our immediate cash requirements and to market our products in anticipation of a recovery in China of those industries we serve, including the CNG market.  If we are unable to raise adequate capital to meet the payment required to pay the remaining principal and interest on the notes and cash flows needed for operations, it is likely we would have to substantially curtail, if not terminate, our business activity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements we incurred substantial losses during the fiscal year ended September 30, 2009 and are continuing to incur losses.  We are also liable for substantial repayment of senior notes and convertible senior notes. These factors, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, and ultimately, to attain profitability. There is no assurance that we will be successful in raising additional funds or that, if we do raise additional funds, that we will be able to attain profitability or even continue in business.

For the year ended September 30, 2009, we used net cash of $6.5 million in operating activities. Working capital decreased by approximately $44.1 million from 2008 to 2009 primarily as a result of funding net losses and reclassifying long-term debt to current as a result of restructuring agreements, as described below

At September 30, 2009, we were not in compliance with the financial covenants in the indentures relating to our 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000. These covenants had been amended on May 19, 2009.  In October and December 2009, the Company entered into two agreements that modified the terms of the notes, as follows.

•	The noteholders waived compliance with the covenants at September 30, 2009 and through March 31, 2010.

•
We agreed to repay the 12% senior notes in the principal amount of $16 million.  Initially the payments were due by November 30, 2009.  We paid approximately $14 million by November 30, 2009.  As a result of the December agreement, we were required to pay the remaining balance of approximately $2 million, by December 31, 2009. This payment was made on December 23, 2009.

•
We agreed to pay the convertible notes in the principal amount of $14 million in two installments, with an initial payment of $5 million being due ten days after the merger with Skywide becomes effective and the balance 30 days thereafter.  Since the note holders would not be converting the notes, we would pay interest to provide the note holders with a yield to maturity of 13.8%, net of payments previously made.

•
The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009.

•	The provision that would have resulted in a further decrease in the conversion price of the convertible notes if we did not meet certain levels of net income was eliminated.

•
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if we issue stock at a price, or issue convertible securities with a conversion or exercise price, that is less than the conversion price (presently $4.20 per share) were eliminated.

As a result of these agreements, these notes are classified as current liabilities at September 30, 2009.  A significant portion of the cash on hand at September 30, 2009 was used to pay $16 million of the 12% senior notes.

For the year ended September 30, 2009, net cash used in operating activities was $6.5 million, primarily related to $8.8 million increase in accounts receivable, a $3.8 million increase of other receivables, partially offset by a $2.2 million increase in accounts payable and a $2.3 million decrease in inventories. The increase in accounts receivable reflects the nature of the competition, with customers seeking a longer period to make the payment.

We used approximately $36.0 million in investing activities for the year ended September 30, 2009. This was due primarily to the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment ($27.5 million) and land use rights ($3.5 million).

Net cash provided by financing activities was $50.8 million for the year ended September 30, 2009, primarily related to $66.9 million in new loans from domestic banks in China, which were offset by the repayment of $12.0 million in short-term borrowings from domestic banks in China.

For the year ended September 30, 2008, net cash used in operating activities was $20.2 million, primarily related to $15.8 million increase in accounts receivable, a $18.4 million increase of other receivables, a $4.4 million increase in inventories, partially offset by a $3.6 million increase in accounts payable and a $1.5 million increase in other liabilities. The increase in accounts receivable reflects the nature of the competition, with customers seeking, and obtaining, a longer period to make the payment.

We used approximately $27.7 million in investing activities for the year ended September 30, 2008. This was due primarily to the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment $16.5 million, purchase of minority interest in subsidiaries ($8 million) and land use rights ($2.1 million).

Net cash provided by financing activities was $48.8 million for the year ended September 30, 2008, primarily related to $29.8 million of net proceeds from note subscription relating to the $16,000,000 principal amount of 12% senior notes due 2012 and the $14,000,000 principal amount of 3% convertible notes due 2012, $18.2 million from the sale by Sinogas of a minority equity interest, $15.6 million of new loans from domestic banks in China, which were offset by the repayment of $14.8 million in short-term borrowings from domestic banks in China.

We will continue to incur capital expenditures for the CNG station segment in the future. Because the CNG business in the PRC is a relatively new industry, it is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

Since September 30, 2009, we have paid $14 million in principal to the holders of our 12% senior notes, with an additional approximately $2 million being due by December 31, 2009, and we have agreed to pay the $14,000,000 plus interest on the 3% convertible notes following the completion of the merger with Skywide. In the event the merger with Skywide is not completed, we cannot assure you that our lenders will not require us to accelerate payments of the 3% senior convertible notes in the principal amount of $14 million.  If we prepay any of the convertible notes, interest would be due at the rate of 13.8% per annum on the remaining balances.

Our agreement relating to the issuance of $16 million principal amount of senior notes and $14 million principal amount of senior convertible notes have covenants which could impair our ability to raise additional funds. As of December 24, 2009, we owed approximately $2 million with respect to the senior notes and $14 million in the convertible notes.  These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 3.5 to 1.0, and (ii) the leverage ratio would not exceed 3.75 to 1.00, provided, that Sinogas continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined. At September 30, 2009, our fixed charge coverage ratio was negative 0.08 to 1.00.

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

As of September 30, 2009, we were not in compliance with the financial covenants; however, the note holders agreed to waive the covenants at September 30, 2009 and through March 31, 2010.

On October 12, 2009, we entered into an agreement and plan of merger with Skywide, which is owned by Mr. Deng, chairman and a director, and Mr. Huang, chief executive officer and a director, pursuant to which, subject to shareholder approval, we would be merged into Skywide and each share our common stock, other than shares held by us, Skywide, Mr. Deng or Mr. Huang, would be converted into the right to receive $1.90 per share.

Commitments

The Company has the following material contractual obligations and capital expenditure commitments:

The Company and China New Energy formed Hubei Gather to construct and operate natural gas processing plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2009, the Company’s commitment for future funding was $2,625,000.  In November 2009, the Company signed two agreements with China New Energy pursuant to which we will transfer a 30% interest in Hubei Gather to China New Energy for $1.5 million and China New Energy will transfer a 30% interest in Anhui Gather to us for $1.5 million. Upon completion of these two equity transfers, we and China New Energy would each own 50% of both Hubei Gather and Anhui Gather.  The effect of these agreements is that the Company will have exchanged a 30% interest in Hubei Gather for a 30% interest in Anhui Gather.  As a result of these transfers, our commitment for future funding of these entities will remain $2,625,000.

Sinoenergy Holding and Sinogas signed an agreement to set up Qingdao Sinoenergy Gas in which Sinoenergy Holding would own 60% and Sinogas would own 40%.  As a result, Qingdao Sinoenergy Gas will be 90% owned by us.  Sinoenergy Holding’s commitment will be $2,636,000, and Sinogas’ commitment will be $1,757,000. As of September 30, 2009, Sinogas had made its full contribution and the Company’s commitment was $2,636,000.

Jiaxing Lixun will contribute $58,574 to Yichang Liyuan Power Technology Company to own 40% equity. As of September 30, 2009, Lixun contributed $29,287. As of September 30, 2009, the Company’s commitment for future funding was $29,287.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at September 30, 2009, the Company will pay a total of $5.73 million during through 2039.

Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid. The acquisition of the land requires government approval.

Our commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $1,025,000 as of September 30, 2009. .

Our commitment for the construction of a new plant in Jiaxing Lixun was $1,085,000 as of September 30, 2009.

Our commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,901,000 as of September 30, 2009.

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

Stock-Based Compensation. We grant stock options and stock grants to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.  Share-based payment is recognized at fair value measured at the grant date. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period we expect to receive benefit, which is generally the vesting period. In some cases, Skywide, our principal stockholder, which is owned by our chief executive officer and our chairman, both of whom are directors, provided or agreed to provide stock to executive officers in connection with their employment.  These shares are treated as if the shares were contributed to us by Skywide and issued by us.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2008 and its adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.

In November 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the pronouncement requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must now be recognized at fair value in accordance with FASB ASC Topic 350. This pronouncement is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and its adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance and is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future acquisitions completed by the Company.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption resulted in additional disclosures in the Company’s interim consolidated financial statements.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through December 29, 2009, which represents the date these financial statements are filed with the SEC. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860-20, "Sales of Financial Assets, SFAS 166" (“ASC 860-20”).  ASC 820-20 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 820-20 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”).  ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“ASC 105-10”).  ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of ASC 105-10 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force)and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements begin on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

•
Lack of internal audit function - the monitoring function of internal control is not well performed due to insufficient resources. In addition, the scope and effectiveness of internal audit function have yet to be developed.

•	Insufficient or lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weaknesses in its internal control over financial reporting with the audit committee of the board of directors and is in the process of developing and implementing remediation plans to address the material weaknesses. During the fiscal year ended September 30, 2009, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are currently in process, to address the material weaknesses in our internal control over financial reporting described above:

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

During 2009, we hired an internal audit manager and, we will increase our efforts to hire qualified personnel.  We anticipate that we will be able to complete the remediation before September 30, 2010.

Other than as described above, management does not believe that there have been any other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Part III is incorporated by reference from our proxy statement relating to our 2010 annual meeting of shareholders.

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

(3)             Exhibits

2.1	Exchange Agreement dated as of June 2, 2006, among the Registrant and the former stockholders of Sinoenergy.1

2.2	Agreement and plan or merger dated as of October 12, 2009, among the Registrant and Skywide Capital Management Limited13
3.1	Restated articles of incorporation .2
3.2	By-laws. 3
4.1	Form of convertible note issued in June 2006 private placement. 1
4.2	Form of “A” warrants issued to investors in June 2006 private placement. 1
4.3	Form of “B” warrants issued to investors in the June 2006 private placement.1
4.4	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 3.0% Guaranteed Senior convertible notes due 2012.4
4.5	Indenture dated September 28, 2007, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee relating to the 12.0% Guaranteed senior notes due 2012.4

10.1	2006 Long-term incentive plan .1
10.2
Agreement dated June 6, 2006, among Sinoenergy Holding Limited, its wholly-owned subsidiary, Qingdao Sinogas General Machinery Limited Corporation, Wuhan Fukang Automotive Cleaning Energy Company and Wuhan Yixiang Industry Trade Company (English translation).6

10.3	Agreement between Qingdao Sinogas General Machinery Co. Ltd. and Beijing Sanhuan Technology Development Co. Ltd. (English Translation).6
10.4	Agreement dated July, 2006, among Sinoenergy Holding Limited, Qingdao Kangtai Machinery Equipment Manufacture Co. Limited and Guili Shi (English translation).6
10.5	Agreement, dated March 16, 2007, by and among Sinoenergy Corporation, the June 2006 Private Placement Investors and Skywide Capital Management Limited. 7

10.6	Agreement dated March 26, 2007, between Beijing Sinogas Sanhuan Technology Development Co., Ltd. and Qingdao Sinogas General Machinery Limited Corporation (English translation). 2
10.7	Agreement dated January 26, 2007, among People’s Government of Xuancheng City, Anhui Province, China New Energy Development Investment Company Limited and the Registrant (English translation) .8
10.8	Agreement dated February 1, 2007, among People’s Government of Huangmei County, Hubei Province, China New Energy Development Investment Company Limited and the Registrant (English translation) .8
10.9
Letter of Intent to secure the supply of 200 million cubic meters of natural gas per year , dated May 14, 2007, among Hubei Gather Energy Gas Co, its 55% equity owned subsidiary,   Sinopec Shanghai Petrochemical Company Limited (English translation). 4

10.10	Agreement of Natural Gas Sale and Purchase dated June 7, 2007, among China Petroleum and Chemical Corporation Natural Gas Branch and Anhui Gather Energy Gas Co., Ltd. (English translation).4
10.11	Composite Note Purchase Agreement, dated September 1, 2007, among Sinoenergy Corporation, Abax Lotus Ltd. and CCIF Petrol Limited. 4
10.12	Agreement of Equity Interest Transfer dated August 28, 2007, among Junning International Industry Co. Ltd., Sinoenergy Holding Limited and Qingdao Guang An Industry Co. Ltd (English translation). 4
10.13	Equity registration rights agreement dated September 28, 2007, by and among the Company, Abax Lotus Ltd. and CCIF Petrol Limited.4
10.14	Investor rights agreement dated September 28, 2007, by and among the Company, its subsidiaries, Mr. DENG Tianzhou and Mr. HUANG Bo, and Abax Lotus Ltd. and CCIF Petrol Limited.4
10.15	Information rights agreement dated September 28, 2007, from the Company to Abax Lotus Ltd. and CCIF Petrol Limited.4
10.16	Charge agreement over registered shares in Sinoenergy Holding Limited between the Company and DB Trustees (Hong Kong) Limited, as security agent. 4
10.17	Composite non-competition covenant and agreement by Mr. DENG Tianzhou and Mr. HUANG Bo for the benefit of Abax Lotus Ltd. and CCIF Petrol Limited. 4
10.18	English translation of Equity Transfer Agreement dated January 11, 2008, between Sinoenergy Holding Limited, Zhenghong Wang, Hengfu Guo and Jie Shi. 9
10.19
English translation of Equity Transfer Agreement dated December 17, 2007, between Sinoenergy Holding Limited, Qingdao Qingqing Enviromental Industry Co., Ltd., Japan Chubu Daichi Yuso Co., Ltd., Japan Neverland and Sanix Co., Ltd. 10

10.20
English translation of Supplementary Agreement of Equity Transfer dated December 24, 2007, between Sinoenergy Holding Limited,   Qingdao Qingqing Enviromental Industry Co., Ltd. and Qingdao Jia Run He Trading Co. Ltd. 11

10.21	English translation of Land Agreement dated March 1, 2008, between Qingdao Sinogas General Machinery Co., Ltd and Qingdao Mingchen Real Estate Co., Ltd. 12
10.22	Employment Agreement dated October 20, 2008, between the Company and Shiao Ming Sheng.5

10.23
Letter Agreement dated March 6, 2008, between Abax Lotus Ltd., CCIF Petrol Limited, and Skywide Capital Management Limited., and Indenture Waiver dated March 6, 2008, by Abax Lotus Ltd. and CCIF Petrol Limited. 2

10.24	Letter agreement dated February 23, 2009, by and between the Registrant and Abax Lotus Ltd. And CCIF Petrol Limited 15
10.25	Amendment and waiver agreement dated May 13, 2009, by and between the Company and Abax Nai Xin A Ltd., Abax Jade Ltd., and CCIF Petrol Limited. 16
10.26	Amendment and waiver agreement dated May 19, 2009, by and between the Company and Abax Nai Xin A Ltd., Abax Jade Ltd., and CCIF Petrol Limited. 16
10.27	Agreement dated October 5, 2009, by and between the Company and Abax Nai Xin A Ltd., Abax Jade Ltd., and CCIF Petrol Limited. 13
10.28	Agreement dated December 17, 2009 by and among the Company, and Abax Nai Xin A Ltd., Abax Jade Ltd., and CCIF Petrol Limited. 17
16.1	Letter from Schwartz Levitsky Feldman LLP12
16.2	Letter from Grobstein Horwath & Company LLP14

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

1	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on June 15, 2006 and incorporated herein by reference.

2	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended September 30, 2008 and incorporated herein by reference.

3	Filed as an exhibit to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB which was filed with the Commission on March 27, 2000.

4	Filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on July 31, 2006 and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on October 24, 2008, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on March 21, 2007, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K report which was filed with the Commission on April 10, 2007, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on January 28, 2008, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on February 5, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008 (relating to item 1.01), and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008 (relating to item 4.01), and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on October 14, 2009 (relating to item 1.01), and incorporated herein by reference.

14	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on January 15, 2009 (relating to item 4.01), and incorporated herein by reference.

15	Filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009, and incorporated herein by reference.

16	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on May 20, 2009 (relating to item 1.01), and incorporated herein by reference.

17	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on December 24, 2009 (relating to item 1.01), and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOENERGY CORPORATION. (Registrant)

Dated: December 29, 2009	By:	/s/ Bo Huang
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

Signature	Title	Date

/s/ Bo Huang	Chief Executive Officer	December 29, 2009
Bo Huang	and Director (Principal Executive Officer)

/s/ Shiao Ming Sheng	Chief Financial Officer	December 29, 2009
Shiao Ming Sheng	(Principal Financial and
Accounting Officer)

/s/ Tianzhou Deng	Director	December 29, 2009
Tianzhou Deng

/s/ Robert I. Adler	Director	December 29, 2009
Robert I. Adler

/s/ Renjie Lu	Director	December 29, 2009
Renjie Lu

/s/ Greg Marcinkowski	Director	December 29, 2009
Greg Marcinkowski

/s/ Baoheng Shi	Director	December 29, 2009
Baoheng Shi

/s/ Xiang Dong (Donald) Yang	Director	December 29, 2009
Xiang Dong (Donald) Yang

SINOENERGY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sinoenergy Corporation

We have audited the accompanying consolidated balance sheet of Sinoenergy Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a significant loss and negative operating cash flows for the year ended September 30, 2009, and as of September 30, 2009 there is negative working capital of $9.1 million.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Sherman Oaks, California
December 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sinoenergy Corporation

We have audited the accompanying consolidated balance sheet of Sinoenergy Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
December 23, 2008

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	September 30, 2009	September 30, 2008

ASSETS
CURRENT ASSETS
Cash	$18,237	$8,871
Restricted cash	1,413	523
Accounts receivable, net	29,756	22,008
Inventories	4,619	7,303
Other receivable, net	17,644	16,939
Due from related party	426	44
Deposits and prepayments	8,629	7,918
Deferred expenses	63	91
TOTAL CURRENT ASSETS	80,787	63,697

Long-term investments	4,905	1,568
Property, plant and equipment, net	54,870	30,298
Intangible assets	116	160
Land use rights	30,370	27,431
Due from related party	-	383
Other long term assets	7,672	6,891
Goodwill	1,906	1,906
Deferred tax asset	20	13
TOTAL NON-CURRENT ASSETS	99,859	68,650

TOTAL ASSETS	$180,646	$132,347

CURRENT LIABILITIES
Short-term bank loan	$44,223	$11,953
Notes payable	4,583	1,633
Accounts payable	5,193	5,894
Advances from customers	2,100	2,409
Additional interest payable under convertible note indenture	280	420
Income taxes payable	475	633
Construction payables	2,982	2,497
Other payables	2,801	2,844
Accrued expenses	538	335
Deferred income	38	95
Current portion of long-term notes payable	26,667	-
TOTAL CURRENT LIABILITIES	89,880	28,713

Long-term notes payable, net of current portion	-	29,251
Long-term bank loan	26,358	3,667
Deferred tax liabilities	1,095	1,095
TOTAL LIABILITIES	117,333	62,726

Minority interests	17,132	14,394
Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,922,391 shares at September 30, 2009 and 2008	16	16
Additional paid-in capital	34,543	30,396
Retained earnings	6,850	19,953
Accumulated other comprehensive income	4,772	4,862

TOTAL SHAREHOLDERS’ EQUITY	46,181	55,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$180,646	$132,347

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands of United States dollars except per share information)

	Year Ended September 30, 2009	Year Ended September 30, 2008

NET SALES	$41,800	$40,940
COST OF SALES	（32,350)	(25,589)
GROSS PROFIT	9,450	15,351

OPERATING EXPENSES
Selling expenses	(1,391)	(881)
General and administrative expenses	(12,722)	(4,889)

TOTAL OPERATING EXPENSES	(14,113)	(5,770)

INCOME (LOSS) FROM OPERATIONS	(4,663)	9,581

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization of $176	1,329	3,836
Gain (loss) on sale (transfer) of equity of subsidiary	(2,373)	7,367
Interest income	458	126
Interest expense	(7,298)	(3,545)
Other income (expense), net	(5)	1,502
Additional interest payable under convertible note indenture	(140)	(420)
OTHER INCOME (EXPENSES), NET	(8,029)	8,866

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(12,692)	18,447
Income taxes	(748)	(1,309)
Minority interest	337	(1,082)
NET INCOME(LOSS)	(13,103)	16,056
Other comprehensive income(loss):
Foreign currency translation adjustments	(90)	3,550
COMPREHENSIVE INCOME (LOSS)	$(13,193)	$19,606
Net Income (Loss) Per Common Share
Basic	$(0.82)	$1.02
Diluted	$(0.82)	$0.98
Weighted Average Common Shares Outstanding
Basic	15,922	15,721
Diluted	15,922	19,076

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(In thousands of United States dollars)

	Number of Common Shares Issued	Par Value Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity -
Balance, September 30, 2007	15,709	$16	$23,175	$8,217	$1,312	$32,720
Warrants exercised to common stock	233	-	-		-	-
Common stock cancelled	(20)
Issuance of warrants for services	-	-	83	-	-	83
Share-based compensation	-	-	552			552
Adjustment to record reduction in conversion price of 3% senior convertible notes	-	-	2,266	-	-	2,266
Transfer of reserve	-	-	4,320	(4,320)		-
Net income for the period				16,056	-	16,056
Currency translation adjustment	-	-	-	-	3,550	3,550
Balance, September 30, 2008	15,922	16	30,396	19,953	4,862	55,227
Issuance of warrants for services	-	-	27	-	-	27
Share-based compensation	-	-	258	-	-	258
Adjustment to record reduction in conversion price of 3% senior convertible notes	-	-	3,862	-	-	3,862
Net loss for the period	-	-	-	(13,103)	-	(13,103)
Currency translation adjustment	-	-	-	-	(90)	(90)
Balance, September 30, 2009	15,922	$16	$34,543	$6,850	$4,772	$46,181

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of United States dollars)

	Year Ended September 30, 2009	Year Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,103)	$16,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity transfer (sale) of subsidiary	2,373	(7,367)
Warrants and stock awards issued for services	27	83
Share-based compensation	258	552
Amortization of note discount	1,631	111
Additional interest	(140)	420
Non-cash portion of interest expense	3,852	1,264
Minority interest	(337)	1,269
Depreciation	1,147	551
Amortization of intangible assets	592	134
Loss on disposal of property, plant and equipment	863	-
Write off of rental receivables	1,756	-
Provision for obsolete inventories	366	-
Provision for (recovery of) doubtful accounts	2,061	(133)
Changes in operating assets and liabilities:
Accounts receivable	(8,762)	(15,940)
Other receivables, deposits and prepayments	(3,763)	(18,402)
Inventories	2,318	(4,402)
Deferred tax asset	(7)	(9)
Accounts payable	2,249	3,562
Accrued expenses	203	(60)
Advances from customers	(309)	1,374
Other payables	442	160
Deferred income	(57)	95
Income taxes payable	(158)	514

Net cash used in operating activities	(6,498)	(20,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27,519)	(16,546)
Prepayment for long-term assets	(781)	(2,111)
Purchase of land use right	(3,523)	(2,127)
Purchase of long-term investments	(3,338)	(7,958)
Changing in restricted cash	(890)	702
Net proceeds related to sale of investment	-	1,738

Net cash used in investing activities	(36,051)	(26,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from note subscription receivable	-	29,840
Repayment of notes	(4,204)	-
Cash received from capital contribution in subsidiary	-	18,181
Proceeds from bank loan	66,914	15,620
Payment of bank borrowings	(11,953)	(14,843)

Net cash provided by financing activities	50,757	48,798

Effect on cash of changes in exchange rate	1,158	3,221

Net increase in cash	9,366	5,549
Cash at beginning of period	8,871	3,322

Cash at end of period	$18,237	$8,871
Supplemental disclosure of cash flow information:
Interest paid	$5,884	$2,304
Income taxes paid	$897	$834

 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to the consolidated financial statements

1.	The Company

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

(b) Reverse Split of Common Stock

Effective July 9, 2008, the Company effected a one-for-two reverse split on the common stock and reduced the Company’s authorized common stock from 100,000,000 shares to 50,000,000 shares without changing the par value. All share and per share information in these financial statements retroactively reflects the reverse split for all periods presented.

(c) Subsidiaries of the Company

Set forth below is a list of the Sinoenergy’s wholly-owned and majority-owned subsidiaries at September 30, 2009, all of whose financial statements are consolidated with Sinoenergy.  References to the Company include the Company and its consolidated subsidiaries unless the context indicates otherwise.  The percentage ownership reflects the percentage ownership by Sinoenergy.

Company	Ownership %	Business activities
Sinoenergy Holding Limited	100%	Holding company
Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”)	75.05%	Production of compressed natural gas (CNG) facilities, technical consulting in CNG filling station construction, manufacturing of CNG vehicle conversion kit
Qingdao Sinogas Yuhan Chemical Equipment Company Limited (“Yuhan”)	81%*	Manufacturing of customized pressure containers
Wuhan Sinoenergy Gas Company Limited (“Wuhan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Pingdingshan Sinoenergy Gas Company Limited (“Pingdingshan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jiaxing Lixun Automotive Electronic Company Limited (“Lixun”)	81%*	Design and manufacturing of electric control devices for alternative fuel
Hubei Gather Energy Company Limited (“Hubei Gather”)	80%	Construction and operating of natural gas processing plants
Xuancheng Sinoenergy Vehicle Gas Company Limited (“Xuancheng Sinoenegy”)	100%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Jingrun General Machinery Company Limited (“Jingrun”)	100%	Design and manufacturing of petroleum refinery equipment and petroleum machinery
Qingdao Sinoenergy General Machinery Company Limited (“Qingdao Sinoenergy”)	75.05%	Manufacturing and installation of general machinery equipment
Nanjing Sinoenergy Gas Company Limited(“Nanjing Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Sinoenergy General Gas Company Limited(“Sinoenergy Gas”)	90%**	Construction and operating of CNG and LNG stations and the manufacturing and sales of automobile conversion kits
Wuhan Sinoenergy Changfeng Gas Company Limited	45.9%***	Operation of CNG stations and the sales of automobile conversion kits

*        This subsidiary is owned 75% by Sinogas and 25% by Sinoenergy.
**      This subsidiary is owned 40% by Sinogas and 60% by Sinoenergy.
***    This subsidiary is owned 51% by Wuhan Sinoenergy, which is owned 90% by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to the September 30, 2008 financial statements to conform to the September 30, 2009 presentation. Such reclassifications are not material.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sinoenergy Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries as to which it exercises control. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

As shown in the accompanying financial statements, we incurred a substantial operating and net loss during the fiscal year ended September 30, 2009, and as of September 30, 2009, we have negative working capital of approximately $9.1 million. Furthermore, we have a substantial amount of bank debt and other term debt that we are contractually obligated to pay in the near term, and our ability to meet these obligations is dependent upon certain factors outside of our control. We have limited financial resources to obtain and sustain profitability and positive cash flows.  Historically, we have been highly dependent on external debt sources to fund our business growth and operations. Achievement of our objectives will be dependent upon continued external financing, to which there is no guarantee. Achievement of our objectives will also be dependent upon our ability to obtain a larger and more stable customer base, penetrating greater into markets for our higher margin products, continuing to grow our CNG station operations to achieve economies of scale in greater volume sales, and increasing profit margins and achieving other benefits from the future operations of the new PetroChina pipeline. The Company believes that it has borrowing capacity and will be able to borrow from major banks in China to finance its working capital deficit and fund its daily operations and other working capital needs.  Management is pursuing a number of activities to address the Company’s immediate liquidity needs, including the following: discussions with its banks for the restructuring or refinancing of loans, discussions with other debt or equity sources, cutting costs and seeking other means to improve operating efficiencies.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the reported periods. Significant estimates include depreciation and the allowance for doubtful accounts and other receivables, asset impairment, valuation of warrants and options, inventory valuation, and the determination of revenue and costs.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009 and 2008, the Company did not have any cash equivalents.  The Company maintains its cash in bank deposit accounts that, at times, may be very significant. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances.

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

The estimated useful lives are as follows:

Buildings and facilities	15-20 years
Machinery and equipment	5-20 years
Motor vehicles	10-20 years
Office equipment and others	5 to 10 years

Intangible Assets

Intangible assets, representing patents, technical know-how, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets of 10 years.

Land Use Rights

Land use rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the contractual useful lives of 50 years.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land.

Impairment of Assets

Impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows (fair value), then the carrying amount of such assets is adjusted to their fair value.

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $144,064 and $1,791,795 of interest during the years ended September 30, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  The Company recognizes product sales generally at the time the product is shipped. CNG station construction and building technical consulting service revenue related is recognized on the percentage of completion basis. The percentage of completion method recognizes income as work on a contract (or group of closely related contracts) progresses.  The recognition of revenues and profit is generally related to costs incurred in providing the services required under the contract.  The Company recognized minimal revenue for the year ended September 30, 2008 and no revenue for the year ended September 30, 2009 on the percentage of completion basis.  Revenue is presented net of any sales tax and value added tax.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For certain financial instruments, including cash, accounts receivable, related party and other receivables, accounts payable, other payables and accrued expenses, the Company estimates that the carrying amounts approximate fair value because of the nature of the assets and short- term maturities of the obligations.  The carrying value of short-term and long-term notes approximate fair value due to the short time period to maturity (long-term notes terms do not exceed five years.)  The carrying value of the senior notes and convertible notes, which are reclassified from long-term liability to short-term liability due to the repayment arrangement discussed at Note 17 also approximates fair value as the repayment was recently negotiated.

Minority Interest

Minority interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The Company records the minority interest portion of any related profits and losses in consolidation.

Stock-Based Compensation

The Company grants stock options to employees and stock options and warrants to non-employees in non-capital raising transactions for services and for financing costs. All grants are recorded at fair value at the grant date. The Company utilizes the Black-Scholes option pricing model to determine fair value. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. In some cases, our principal stockholder, which is owned by our chief executive officer and our chairman, both of whom are directors, provided or agreed to provide stock to executive officers in connection with their employment.  These shares are treated as if the shares were contributed to and issued by the Company.

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

Earnings per Share

Basic EPS is measured as net income or loss divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding is based on the average of the closing price of the Company’s common stock during the reporting periods, and is applied to options and warrants using the treasury stock method to determine if they are dilutive. The common stock issuable upon conversion of convertible notes payable is included on an “as if converted” basis when the preferred stock and convertible notes are dilutive.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation loss of $90,000 for the year ended September 30, 2009 and gain of $3,550,000 for the year ended September 30, 2008.  Cumulative other comprehensive income or loss is recorded as a separate component of shareholders’ equity.

New Accounting Pronouncements

Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This Company will be required to adopt this pronouncement on October 1, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.  The Company will be required to adopt this pronouncement on October 1, 2009.  The Company has not determined the extent that the adoption of this standard will have on its financial statements for the quarter ending December 31, 2009 and afterwards.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance.  This pronouncement will be effective for the Company for any business combinations that occur on or after October 1, 2009

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption did not have any significant effect on the consolidated financial statements.

In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.   ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted ASC 805 and ASC 810 on January 1, 2009.  The Company expects retrospective modification in presentation and disclosure of noncontrolling interest on the consolidated financial statements upon the adoption of ASC 805 and ASC 810.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through December 29, 2009, which represents the date these financial statements are filed with the SEC. The financial statements at September 30, 2009 reflect the classification of long-term notes as current liabilities as a result of the agreements with the noteholders described in Note 26.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”).  ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement will be effective for the Company on October 1, 2010.  The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

3. Restricted Cash

The balances of restricted cash as at September 30, 2009 and 2008 represent a deposit on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts receivable

Accounts receivable are as follows (dollars in thousands):

	September 30, 2009	September 30, 2008
Accounts receivable	$30,903	$22,100
Notes receivable-bank acceptance	74	114
Less: allowance for doubtful receivables	(1,221)	(206)

Total	$29,756	$22,008

5. Other receivables

Other receivable are as follows (dollars in thousands):

	September 30, 2009	September 30, 2008
Unsecured interest free receivables relating to projects	$-	$10,236
Rental receivable	2,636	2,933
Due from third parties	9,734	2,379
Others current accounts	7,133	1,403
Less: allowance for doubtful receivables	(1,859)	(12)

Total	$17,644	$16,939

On March 31, 2008, Sinogas entered into an agreement to sublease certain parcels of land to Qingdao Mingcheng Real Estate Co., Ltd. (“Qingdao Mingcheng”), a non-affiliated third party, for a term of three years beginning in January 2008 and expiring on December 31, 2010, at an annual rental of RMB40 million, equivalent to approximately $5.9 million based on the March 31, 2009 exchange rate.  During the year ended September 30, 2008, we recognized rental income of $3.8 million from this lease.  As a result of the failure of Qingdao Mingcheng to make the required rental payments, on March 31, 2009, Sinogas signed a memorandum of understanding with Qingdao Mingcheng pursuant to which Sinogas agreed to a termination of the sublease, reduced the rental receivable by $1.8 million, and established a note bearing interest at 5.5755% per annum, due quarterly over a two year period.  At September 30, 2009, an impairment reserve of $988,000 was established against the note receivable. Total charges  of approximately $2.8 million with respect to this lease/note receivable are reflected in general and administrative expenses in the year ended September 30, 2009.

6. Deposits and prepayments

Deposits and prepayments are as follows (dollars in thousands):

	September 30, 2009	September 30, 2008

Related to construction	$1,681	$1,377
Raw materials	3,000	3,006
Related to equipment	1,303	2,547
Natural gas	2,303	969
Others	342	19

Total	$8,629	$7,918

7. Inventories

Inventories are as follows (dollars in thousands):

	September 30, 2009	September 30, 2008

Raw materials	$2,153	$4,145
Work in progress	288	2,428
Finished goods	2,159	721
Low value consumables	19	9

Total	$4,619	$7,303

8. Long-term investments

Anhui Gather and Hubei Gather

On March 23, 2007, the Company and Hong Kong China New Energy Development Investment Co., Ltd. (“China New Energy”) organized two companies to construct and operate natural gas processing plants – Anhui Gather Energy Company (“Anhui Gather”), which is based in Wuhu City, and Hubei Gather Energy Gas Co., Ltd. (“Hubei Gather”), which is located in Wuhan.

Anhui Gather was initially owned 55% by China New Energy and 45% by Tianjin Green Fuel.  On July 4, 2007, the Company purchased the 45% interest from Tianjin Green Fuel for $2,750,000.  Hubei Gather was initially owned 55% by the Company and 45% by China New Energy.   The Company’s capital obligation to Hubei Gather was $4,000,000, of which $1,375,000 was paid as of September 30, 2009.

In July 2008, the Company entered into an agreement with China New Energy pursuant to which it exchanged a 25% interest in Anhui Gather for a 25% interest in Hubei Gather.  As a result of the exchange, the Company owns an 80% interest in Hubei Gather and a 20% interest in Anhui Gather.  Neither Hubei Gather nor Anhui Gather has commenced business activities. Since we have an 80% interest in Hubei Gather, the results of Hubei Gather’s operations are included in our consolidated financial statements as of and for the years ended September 30, 2009 and 2008.

Sinogas General Luxi Natural Gas Equipment Co., Ltd.

On October 31, 2008, in order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with proposed annual production capacity of 4,000 steel bottles used in CNG trailer manufacturing.  The total registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on September 30, 2009) of which Sinogas has a 40% interest. This joint venture company commenced operation in July 2009. At September 30, 2009, Sinogas had contributed $2.93 million, in full satisfaction of its obligations to this enterprise.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2009	September 30, 2008

Buildings and facility	$15,637	$6,254
Machinery equipment	15,616	7,538
Motor vehicles	2,241	838
Office equipment and other	596	395
Total	34,090	15,025

Accumulated depreciation	(2,308)	(1,666)
	31,782	13,359

Construction in process	23,088	16,939

Net book value	$54,870	$30,298

10. Land use rights

	September 30, 2009	September 30, 2008

Land use rights	31,495	28,054

Accumulated amortization	(1,125)	(623)

Net book value	$30,370	$27,431

The land use rights include six parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy, Jiaxing Lixun, and Hubei Gather. The land use rights are being amortized over the following periods, during which they are transferable and renewable, subject to government approval.

Owner	Cost	Expiration
Sinogas	$20,739	May 2057
Jingrun	4,124	December 2056
Xuancheng Sinoenergy	1,015	June 2058
Qingdao Sinoenergy	3,396	June 2058
Jiaxing Lixun	368	June 2058
Hubei Gather	535	June 2059
Wuhan Sinoenergy	1,138	<note >
Total	$31,495

<Note>
Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid.  The acquisition of the land requires government approval. The amount paid under the purchase agreements is reflected on the balance sheet under “land use rights.”

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

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the September 30, 2009 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the September 30, 2009 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group for $874,000 based on the September 30, 2009 exchange rate.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress, for approximately RMB43 million. The cost of the land use right paid by the Company was approximately $1.9 million based on the September 30, 2009 exchange rate.

In June 2008, Jiaxing Lixun acquired a land use right for $368,000, which was used for construction of a new plant.

In June 2009, Hubei Gather acquired a land use right for $535,000. The land is being used to construct a mother CNG station in Wuhan which will be used to store CNG and provide CNG to the Company’s stations.

The Company made additional payments of approximately $2.9 million with respect to land use rights owned by the Company.

11. Goodwill

Goodwill is as follows (dollars in thousands):

Transactions	September 30, 2009	September 30, 2008

Purchase of an additional 80% equity interest in Yuhan	$995	$995
Purchase of 90% equity in Jiaxing Lixun	619	619
Purchase of a 70% equity in Xuancheng Sinoenergy	258	258
Purchase of Jingrun	34	34

Total	$1,906	$1,906

The Company monitors the impairment of goodwill at least annually.  As of September 30, 2009, there were no indications that the carrying amount of the goodwill was impaired.

12. Other long-term assets

Other long-term assets are as follows (dollars in thousands):

	September 30, 2009	September 30, 2008

Prepaid CNG land rental	$2,937	$1,303
Plant construction in progress	3,096	-
Related to deferred income	-	1,021
CNG station equipment on order from overseas	342	3,715
Others	1,297	852

Total	$7,672	$6,891

13. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between various banks and the Company as of September 30, 2009 (dollars in thousands):
Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Working Capital	April 27, 2009	Eight months	5.31%	$4,979
China Construction Bank	Working Capital	March 18, 2009	One year	5.31%	21,965
China Construction Bank	Working Capital	April 20, 2009	One year	5.5775%	7,322
China Citic Bank	Working Capital	February 6, 2009	One year	5.841%	73
China Citic Bank	Working Capital	January 4, 2009	One year	5.841%	220
Industrial Bank Co., Ltd.	Working Capital	May 25, 2009	One year	5.841%	381
Industrial Bank Co., Ltd.	Working Capital	June 2, 2009	One year	5.841%	644
Bank of Communication	Working Capital	July 3, 2009	One year	5.5755%	146
China Merchants Bank	Working Capital	January 19, 2009	One year	5.5755%	1,464
China Merchants Bank	Working Capital	March 5, 2009	One year	5.5755%	439
China Merchants Bank	Working Capital	May 8, 2009	One year	5.5755%	1,025
Hankou Bank	Working Capital	July 21, 2009	One year	5.841%	2,929
CITIC Bank	Working Capital	August 26, 2009	One year	6.372%	2,636
Total					$44,223

The following table summarizes the contractual short-term borrowings between the banks and the Company as of September 30, 2008 (dollars in thousands):
Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Working Capital	August 5, 2008	Six months	5.04%	$5,866
Bank of Communication	Working Capital	September 5, 2008	One year	5.58%	5,866
Bank of Communication	Working Capital	July 17, 2008	One year	7.326%	221
Total					$11,953

14. Notes payable

The balances of notes payable as at September 30, 2009 and 2008 represent the obligations in the form of promissory notes with maturity dates of less than 12 months for the purchase of raw materials.

15. Advances from Customers

Advances from customers at September 30, 2009 and 2008 consist of advances received for routine sales orders according to the Company’s sales policy.

16. Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 25%. The Company pays its enterprise tax based on its taxable income determined in accordance with the tax laws of the PRC.    Enterprise tax for the fiscal year ended September 30, 2008 reflects a 33% rate for the quarter ended December 31, 2007 and a 25% rate for the balance of the fiscal year and 25% for the fiscal year ended September 30, 2009.

As PRC subsidiaries that qualify as wholly foreign owned manufacturing enterprises, Sinogas, Yuhan and Jiaxing Lixun were granted tax preferences. Sinogas and Yuhan were granted a 100% enterprise income tax exemption for calendar years 2006 and 2007 and a 50% enterprise income tax exemption for 2008 through 2010. Jiaxing Lixun was granted a 100% tax exemption from August 2007 through 2008 and a 50% enterprise income tax exemption for the calendar years 2009 through 2011.

Under the current tax laws of the PRC, Wuhan Sinoenergy will be entitled to a two-year 100% tax exemption followed by three years of a 50% tax exemption once it become profitable. Wuhan Sinoenergy did not achieve profitability for the year ended September 30, 2009.

No provision for other overseas tax is made as Sinoenergy Holding Limited, which is an investment holding company, and has no taxable income in the British Virgin Islands or the United States.

The reconciliation between the income tax provision (benefit) computed at the PRC statutory tax rate and the Company’s provision (benefit) for income tax is as follows:

	2009	2008
Statutory Rate	-25.0%	27.0%
Permanent Differences	25.1%	-
Valuation Allowance	8.5%	6.1%
Tax Holiday	-2.7%	-26.0%

	5.9%	7.1%

At September 30, 2009 and 2008, deferred tax assets and liabilities are comprised of the following items:

	2009	2008
Deferred tax assets, current
Accrued expenses and reserve	$-	$-
Net operating loss carryforwards and other
Total deferred tax assets, current	-	-

Deferred tax assets, non-current
Accrued expenses and reserve	529	529
Net operating loss carryforwards and other	1,682	609
Valuation allowance	(2,191)	(1,125)
Total deferred tax assets, non-current	$20	$13

Deferred tax liabilities, non-current
Convertible debt	$1,095	$1,095

At September 30, 2009, the Company had federal United States net operating loss (NOL) carryforwards of approximately $2.2 million available to offset future regular and alternative minimum taxable income. The NOL carryforwards will begin to expire in 2027.  The Company has fully reserved the deferred tax asset related to the NOL benefit due to the uncertainty that it will be realized.

The Company files PRC tax returns.  For PRC tax purposes, all periods subsequent to September 30, 2008 are subject to examination by the PRC tax authority.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC Topic 740 INCOME TAXES.  In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. The Company's policy for recording interest and penalties, if any, associated with PRC tax authority audits is to record such items as a component of income taxes.

17.  Long term notes payable

On September 28, 2007, the Company issued 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000.  The convertible notes were initially convertible into common stock at an initial conversion price of $6.34 per share. The conversion price has been reduced to $4.20 as described below, and, at September 30, 2009, was subject to further reduction based on the Company’s net income for the years ended December 31, 2008 and 2009.

In connection with the issuance of the notes, the Company’s chief executive officer and its chairman, both of whom are directors, executed non-competition agreements with the Company, and the Company paid the investors an arrangement fee of $160,000, which was deducted from the proceeds of the notes.

The convertible notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed, converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, less interest previously paid, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital. Because of the agreement relating to payment of the convertible notes described in Note 26, the deferred interest is classified as a current liability at September 30, 2009.

The convertible note indenture requires the Company to offer to purchase the Notes at a price which would generate a 13.8% yield if either of the following events shall occur:

•	The failure of the Company’s common stock to be listed on The NASDAQ Stock Market.

•	Trading in the Company’s common stock on any exchange or market has been suspended for ten or more consecutive trading days.

Subject to certain conditions, and in connection with the proposed merger agreement between the Company and Skywide (see Note 26), the holders of the convertible notes have waived default resulting from the failure of the Company’s common stock to be listed on the NASDAQ Stock Market.

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the NASDAQ Global Market or the NASDAQ Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the Notes are outstanding. At September 30, 2009, the Company had met this listing requirement.

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of September 30, 2009, the Company had accrued additional interest totaling $560,000 pursuant to this provision, of which $280,000 has been paid. The noteholders have waived the right to require the additional interest from March 31, 2009 through September 30, 2009.

At September 30, 2009, the holders of the convertible notes have the right to convert their notes into common stock at a conversion price of $4.20 per share, reflecting a reduction in the conversion price to $5.125 per share pursuant to a supplemental indenture dated as of June 23, 2008 and a further adjustment to $4.20 per share as of March 28, 2009 based on the market price of the Company’s common stock. The provisions for adjustment in the conversion price include adjustments for the following.

•	A stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders;

•
A sale of common stock at a price, or the issuance of options, warrants or other convertible securities with an exercise or conversion price, which is less than the conversion price at the time, subject to limitations provided in the investor rights agreement; and

•
An adjustment based on the Company’s failure to have consolidated net income, as defined in the indenture, of $14.0 million for 2008 and $22.5 million for 2009, or the equivalent in RMB. In December 2009, the note holders waived the right to any adjustment based on 2008 and 2009 net income (see Note 26).

The indentures, as amended, for both the convertible notes and the senior notes have certain covenants, including the following,:

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

•
The Company is restricted from incurring additional debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 2.0 to 1.0 through December 31, 2009 and 3.0 to 1.0 if the debt is incurred thereafter, and (ii) the leverage ratio would not exceed 6.0 to 1.0 through December 31, 2009 and 4.5 to 1.0 if the debt is incurred thereafter, provided, that Sinogas may continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of the Company’s earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined.

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

•
The Company shall maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.0 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.0 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.

•
The Company shall make all payments of principal, interest and premium, if any, without withholding or deduction for taxes, and must offer to repurchase the notes if they are adversely affected by changes in tax laws that affect the payments to the holders.

At September 30, 2009, the Company was not in compliance with the required financial covenants. In December 2009, the noteholders have waived the requirement on the financial ratio at September 30, 2009 through March 31, 2010 as long as the Company makes the payments required under the December 2009 agreement. See Note 26.

The indentures provide for an event of default should the Company fails to comply with its obligations under the indentures and certain events of bankruptcy or similar relief.

The Company’s obligations are guaranteed by its subsidiaries and are secured by a lien on the stock of Sinoenergy Holding.

At the time of the September 2007 financing, the Company also entered into an investor rights agreement, as clarified, pursuant to which, as long as an investor holds at least $2,000,000 principal amount of notes or at least 3% of the issued and outstanding stock:

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

•
The investors have a right of first refusal on future financings by us and proposed transfers, with limited exceptions, by Mr. Huang and Mr. Deng. The investors also have a tag-along right in connection with proposed sales of stocks by Mr. Huang and Mr. Deng.

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

Management reviewed the accounting for these transactions and concluded that the conversion option did not constitute an embedded derivative  However, the initial transaction included a beneficial conversion feature of $176,656 which was charged to additional paid in capital and is being amortized over the life of the notes commencing October 1, 2007.

As a result of the reduction in the conversion price from $6.34 to $5.125, the Company recorded an additional beneficial conversion feature of $3,360,905 as a discount to the notes and additional paid in capital, which is being amortized as interest expense over the remaining term of the notes commencing April 1, 2008.  As a result of the further reduction in the conversion price from $5.125 to $4.20, the Company recorded an additional beneficial conversion feature of $3,862,439 as a discount to the notes and additional paid in capital, which is being amortized as interest expense over the remaining term of the notes commencing January 1, 2009.  Upon prepayment of the convertible notes, the unamortized portion of the beneficial conversion feature will be recognized.

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

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon conversion of the convertible notes, subject to any limitation required by Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by March 28, 2008. In the event that the registration statement has not been declared effective by the SEC on or before March 28, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company is required to pay additional interest at the rate of one percent 1% of the convertible notes, as described above. As of September 30, 2009, the common stock issuable upon conversion of the notes had not been registered under the Securities Act of 1933, as amended. Accordingly, the Company recorded $420,000 and $140,000 as liquidated damages payable under registration rights agreements for the years ended September 30, 2008 and 2009. The Company will review and adjust this accrual at each subsequent period end.

A reconciliation of the original principal amount of the 12% senior notes to the amounts shown on the balance sheet at September 30, 2009 and September 30, 2008 is as follows (amounts in thousands):

Original amount	$16,000
Note discount	(378)
Balance, September 30, 2007	15,622
Accrual of interest	1,930
Amortization of beneficial conversion feature	76
Interest paid	(970)
Balance, September 30, 2008	$16,658
Accrual of interest	1,920
Amortization of beneficial conversion feature	76
Interest paid	(2,400)
Balance, September 30, 2009	$16,254

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at September 30, 2009 and 2008 is as follows (amounts in thousands):

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	$12,593
Interest accrued for guaranteed 13.8% return	1,932
Amortization of beneficial conversion feature	35
Amortization of discount resulting from reset	1,519
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Interest paid	(1,804)
Balance, September 30, 2009	$10,413

As further detailed in Note 26, in October and December 2009, the Company and the noteholders agreed to modifications to and accelerated settlement of the senior and convertible notes.

18. Long-term bank loan

The following table summarizes the contractual long-term borrowings between various banks and the Company as of September 30, 2009 (dollars in thousands):
Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$4,393
China Construction Bank	Construction Capital	August 28, 2009	Five years	5.76%	21,965
Total					$26,358

The following table summarizes the contractual long-term borrowings between the banks and the Company as of September 30, 2008 (dollars in thousands):
Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$3,667

 19.           Related Party Relationships and Transactions

The related parties with which the Company had transactions in the years ended September 30, 2009 and 2008, are as follows:

Name of related party	Relationship
Anhui Gather	Joint venture entity with China New Energy in which the Company has a 20% interest
China New Energy	80% shareholder of Anhui Gather and 20% shareolder of Hubei Gather

Significant transactions between the Company and its related parties during the year ended September 30, 2009 and 2008 are as follows:

Related party receivables

Name of the Company	September 30, 2009	September 30, 2008

China New Energy	$382,000 (current accounts)	$500,000 (current accounts)
Anhui Gather	$44,000 (current accounts)	$44,000 (current accounts)

20. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The segment information set forth below has been derived from our audited financial statements for the years ended September 30, 2009 and 2008.

Year Ended September 30, 2009 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,762	$9,495	$18,584	$8,959	$41,800
Cost of sales	3,883	5,211	16,455	6,801	32,350
Gross profit	879	4,284	2,129	2,158	9,450
Gross margin	18%	45%	11%	24%	23%
Operating expenses:
Selling expenses	180	84	568	559	1,391
General and administrative expenses	2,275	6,497	3, 205	745	12,722
Total operating expense	2,455	6,581	3,773	1,304	14,113
Income (loss) from operations	$(1,576)	$(2,297)	$(1,644)	$854	$(4,663)

Total assets	$62,448	$58,073	$48,134	$11,991	$180,646

Year Ended September 30, 2008 ($ `000)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$9,692	$16,237	$3,246	$11,765	$40,940
Cost of sales	5,374	9,470	2,551	8,194	25,589
Gross profit	4,318	6,767	695	3,571	15,351
Gross margin	45%	42%	21%	30%	37%
Operating expenses:
Selling expenses	275	52	150	404	881
General and administrative expenses	943	1,591	1,533	822	4,889
Total operating expense	1,218	1,643	1,683	1,226	5,770
Income (loss) from operations	$3,100	$5,124	$(988)	$2,345	$9,581

Total assets	$41,075	$45,441	$28,654	$17,177	$132,347

21. Capital Stock

As of September 30, 2009, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of warrants;

•	3,333,334 shares issuable upon conversion of 3% senior convertible notes;

•
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan, of which options to purchase 790,000 shares were outstanding.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2007	342,857	455,358	75,000	-	873,215
Issued during the period	-	-	-	25,000	25,000
Exercised during the period	(257,142)	(85,714)	-	-	(342,856)
Balance at September 30, 2008	85,715	369,644	75,000	25,000	555,359
Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at September 30, 2009	85,715	369,644	75,000	25,000	555,359

As at September 30, 2009, the weighted average exercise price for all warrants is $2.79. None of the outstanding warrants is subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,360 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.

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

Pursuant to the 2006 long-term incentive plan, each independent director is to be granted an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $4.06 per share, being the fair market value on the date of grant.  On April 1, 2008, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $5.80 per share, being the fair market value on the date of grant. On April 1, 2009, the four independent directors were granted stock options to purchase a total of 20,000 shares of common stock at an exercise price of $1.32 per share, being the fair market value on the date of grant. All of the options granted to the independent directors become exercisable cumulatively as to 50% of the shares subject thereto six months from the date of grant and as to the remaining 50%, eighteen months from the date of grant, and expire on the earlier of (i) five years from the date of grant, or (ii) seven months from the date such independent director ceases to be a director if such independent director ceases to be a director other than as a result of his death or disability.

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

On June 1, 2008, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to the former chief financial officer to acquire 75,000 shares of common stock at $5.72 per share, being the fair market value on the date of grant. On October 18, 2008, the chief financial officer resigned from the Company and the options were forfeited.

	Shares subject to options	Weighted Average exercise price scope	Remaining Contractual life(years)
Options outstanding at September 30, 2007	660,000	$3.76	4.43
Options granted during the period	185,000	$4.39-8.20	2.67-4.50
Options outstanding at September 30, 2008	845,000	$4.39	4.26
Options granted during the period (independent directors)	20,000	1.32	4.5
Options forfeited during the period	75,000	5.72	-
Options outstanding at September 30, 2009	790,000	1.32-8.20	4.17
Options exercisable at September 30, 2009	711,800	$3.55	4.26

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

Stock Options Granted On
Grant Date	April 1, 2009	June 1, 2008	March 10, 2008	January 9, 2008	April 9, 2007	April 1, 2007	June 2, 2006

Expected volatility	46.1%	46.1%	68.32%	80.06%	26.39%	35.16%	50%
Risk-free rate	2.93%	2.93%	4.64%	4.64%	4.64%	4.64%	4.64%
Expected term (years)	5	3	5	5	5	5	3
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Fair value per share	$0.58	$1.94	$3.56	$5.16	$1.24	$1.2	$0.5

The fair value of stock options issued during the years ended September 30, 2009 and 2008 totaled $11,600 and $435,907, respectively.

22.  Basic and Diluted Earnings Per Share

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

The details for the fully diluted outstanding shares for the years ended September 30, 2009 and 2008 are as follows:

	Year ended September 30, 2009	Year ended September 30, 2008
Weighted average common stock outstanding during period	15,922,391	15,720,681

Common stock issuable pursuant to warrants	Anti-dilutive	328,949
Common stock issuable upon conversion of notes	Anti-dilutive	2,731,707
Common stock issuable upon exercise of stock options	Anti-dilutive	295,589
Total diluted outstanding shares	15,922,391	19,076,926

For the purpose of computing EPS for the year ended September 30, 2009 and 2008, earnings are as follows:

	Year ended September 30, 2009	Year ended September 30, 2008
Net income (loss)	$(13,103)	16,056
Add back interest on convertible notes	3, 487	2,555

Net income (loss) attributable to common shareholders	$(9,616)	18,611

Because the Company sustained a loss for the year ended September 30, 2009, the share issuable upon exercise of options and warrants and upon conversion of convertible notes would be anti-dilutive.

Cancellation of Shares

As part of the Company’s June 2006 private placement, the Company issued warrants which provided for a reduction in the exercise price of the warrants if certain earnings levels were not reached.  Pursuant to an agreement with the holders of outstanding warrants, in consideration for the elimination of this provision, in July 2008, Skywide sold to the warrant holders a total of 79,822 shares of common stock and Skywide returned 20,000 shares of common stock to the Company for cancellation.

23. Commitments and Contingencies

The Company has the following material contractual obligations and capital expenditure commitments:

The Company and China New Energy formed Hubei Gather to construct and operate natural gas processing plants with expected annual processing capacity of 100-300 million cubic meters in Hubei Province. The registered capital is $5 million of which the Company will contribute $4 million as 80% equity owner and New Energy will contribute $1 million for a 20% interest. The term of the business of Hubei Gather is from March 23, 2007 to March 22, 2027. As of September 30, 2009, the Company’s commitment for future funding was $2,625,000.  In November 2009, the Company signed two agreements with China New Energy pursuant to which we will transfer a 30% interest in Hubei Gather to China New Energy for $1.5 million and China New Energy will transfer a 30% interest in Anhui Gather to us for $1.5 million. Upon completion of these two equity transfers, we and China New Energy would each own 50% of both Hubei Gather and Anhui Gather.  The effect of these agreements is that the Company will have exchanged a 30% interest in Hubei Gather for a 30% interest in Anhui Gather.  As a result of these transfers, our commitment for future funding of these entities will remain $2,625,000. The results of Hubei Gather’s operations are included in our consolidated financial statements as of and for the year ended September 30, 2009 and 2008.

Sinoenergy Holding and Sinogas signed an agreement to set up Qingdao Sinoenergy Gas in which Sinoenergy Holding would own 60% and Sinogas would own 40%.  As a result, Qingdao Sinoenergy Gas will be 90% owned by us.  Sinoenergy Holding’s commitment will be $2,636,000, and Sinogas’ commitment will be $1,757,000. As of September 30, 2009, Sinogas had made its full contribution and the Company’s commitment was $2,636,000.

Jiaxing Lixun will contribute $58,574 to Yichang Liyuan Power Technology Company to own 40% equity. As of September 30, 2009, Lixun contributed $29,287. As of September 30, 2009, the Company’s commitment for future funding was $29,287.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at September 30, 2009, the Company will pay a total of $5.73 million during through 2039.

Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid. The acquisition of the land requires government approval.

Our commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $1,025,000 as of September 30, 2009. .

Our commitment for the construction of a new plant in Jiaxing Lixun was $1,085,000 as of September 30, 2009.

Our commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,901,000 as of September 30, 2009.

24. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $523,135 and $346,774 for the year ended September 30, 2009 and 2008, respectively. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work to the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrue welfare benefits. So based on the common practice in the PRC, the Company treats those workers as probationers, and does not accrue welfare benefits for them. Although the Company believes the common treatment is acceptable under these circumstances, there exists a possibility that the government may require the Company to accrue the welfare benefit and may assess a penalty for the under accrual.  The Company does not believe an assessment by the PRC government, if any, would be significant.

 25.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In the year ended September 30, 2009, one customer of the station facilities and construction segment accounted for more than 10% of total sales, and in the year ended September 30, 2008, two customers of the station facilities and construction segment each accounted for more than 10% of our total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 19.2% and 32.0% of total sales in the year ended September 30, 2009 and 2008, which, in each year, represented most of the revenue from this division.  At September 30, 2009 and 2008, approximately 55.7% and 71.0%, respectively, of the Company’s accounts receivable were from these customers.

26. Subsequent Events

Merger Agreement

On October 12, 2009, the Company entered into an agreement and plan of merger with Skywide, a corporation which is wholly owned by the Company’s chairman and chief executive officer, both of whom are also directors. Pursuant to the agreement, the Company will be merged into Skywide, with Skywide being the surviving entity, and each shares of common stock of the Company(other than shares owned by the Company, Skywide, or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

Litigation

The Company is a defendant in an action filed in the Supreme Court of the State of New York, Nassau County, by Stephen Trecaso and Linda Watts against the Company and its directors which purports to be a class action asserting claims of breach of fiduciary duty and aiding and abetting the breach of fiduciary duty.  The complaint was dated October 16, 2009 and an amended complaint was dated November 18, 2009.  Plaintiffs seek injunctive relief and damages arising out of a potential sale of the company to Skywide by means of an allegedly unfair process and unfair price.  The Company believes that this action is without merit, that it has valid defenses to the action, and that it will vigorously defend the action.

The Company, its directors, and Skywide are defendants in four similar actions commenced in the Eighth Judicial District Court of the State of Nevada in and for Clark County.  The Company removed these four actions to the Federal District Court for the District of Nevada.  The plaintiffs in those actions are (i) Robert Grabowski, (ii) Robert E. Guzman, (iii) Carol Karch and (iv) Johan L. Stoltz.  The Guzman, Karch and Stoltz actions were filed on October 26, 2009 and the Grabowski action was filed on October 30, 2009.  Plaintiffs allege causes of action that sound in breach of fiduciary duty and aiding and abetting the breach of that fiduciary duty.  Plaintiffs seek injunctive relief and damages arising out of a potential sale of the company to Skywide by means of an allegedly unfair process and unfair price.  The Company believes that these actions are without merit, that it has valid defenses to the actions, and that it will vigorously defend the action.

Modification and Waiver under Debt Agreements

On October 5, 2009 and December 17, 2009, the Company entered into agreements with the holders of its $16,000,000, 12% senior notes and its $14,000,000, 3% convertible notes.  Pursuant to these agreements:

•
The noteholders agreed to waive default of the provisions that require the Company’s common stock to be publicly traded, that require the Company to repurchase the notes upon a change of control, and that require the Company’s common stock to be traded on the NASDAQ Capital Market or the NASDAQ Global Market.

•	The noteholders waived covenant compliance requirements at September 30, 2009 and through March 31, 2010.

•
The Company agreed to repay the 12% senior notes in the principal amount of $16 million.  Initially the payments were due by November 30, 2009.  The Company paid approximately $14 million by November 30, 2009.  As a result of the December agreement, the Company must pay the remaining balance of approximately $2 million by December 31, 2009. The balance due on these notes was paid on December 23, 2009.

•
The Company agreed to pay the convertible notes in the principal amount of $14 million in two installments, with an initial payment of $5 million being due ten days after the merger with Skywide becomes effective and the balance 30 days thereafter.  The conversion feature of the notes will be eliminated. The Company will be required to pay interest to provide the note holders with a yield to maturity of 13.8% per annum.

•
The noteholders reduced the remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is to be paid by December 31, 2009.

•	The provision requiring an adjustment to the conversion price of the notes based on stated annual earnings of the Company was eliminated.

•
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if the Company issues stock at a price, or issue convertible securities with a conversion or exercise price that is less than the conversion price (presently $4.20 per share) were eliminated.

Equity transfer

On November 27, 2009, the Company signed agreement with China New Energy pursuant to which the Company will transfer a 30% interest in Hubei Gather to China New Energy for $1.5 million.

On November 23, 2009, the Company signed an agreement with China New Energy pursuant to which China New Energy will transfer a 30% interest Anhui Gather to the Company for $1.5 million.

Upon completion of these two equity transfers, the Company and China New Energy will each own 50% of both Hubei Gather and Anhui Gather.  The effect of these agreements is that the Company will have exchanged a 30% interest in Hubei Gather for a 30% interest in Anhui Gather.