Form 10-K/A
Sinoenergy CORP
filed 2009-12-30
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission File Number 1-34131

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

 Large Accelerated Filer ☐ Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 8, 2008, there were 15,942,336 shares of Common Stock outstanding.

Documents incorporated by reference

 None

Introductory Note

This annual report on Form 10-K/A for the year ended September 30, 2008, has been filed to amend the disclosure under Item 9A Controls and Procedures and to refile the certifications required by Section 302 of the Sarbanes Oxley Act of 2002 (Exhibits 31.1 and 31.2).  Accordingly, this amendment only includes Item 9A and the Exhibit 31 certifications, which omit paragraph 3 since the financial statements have not been changed.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  It is our management’s responsibility to establish and maintain adequate internal controls over financial reporting.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including our chief executive and chief financial officers, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Based upon their evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Signature	Title	Date

/s/ Bo Huang*	Chief Executive Officer
Bo Huang	and Director (Principal Executive Officer)

/s/ Shiao Ming Sheng*	Chief Financial Officer
Shiao Ming Sheng	(Principal Financial and
Accounting Officer)

/s/ Tianzhou Deng*	Director
Tianzhou Deng

/s/ Robert I. Adler*	Director
Robert I. Adler

/s/ Renjie Lu*	Director
Renjie Lu

/s/ Greg Marcinkowski*	Director
Greg Marcinkowski

/s/ Baoheng Shi*	Director
Baoheng Shi

/s/ Xiang Dong (Donald) Yang*	Director
Xiang Dong (Donald) Yang

*By: /s/ Bo Huang	December 29, 2009
Bo Huang
Attorney-in-fact