Form 10-Q
period 2009-12-31
Sinoenergy CORP
filed 2010-02-16
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
December 31, 2009

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

As of February 13, 2010, the Registrant had 15,922,391 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,936	$18,237
Restricted cash	1,504	1,413
Accounts receivable, net	28,283	29,756
Inventories	4,797	4,619
Other receivable, net	14,360	17,644
Due from related party	44	426
Deposits and prepayments	7,593	8,629
Deferred expenses	29	63
TOTAL CURRENT ASSETS	73,546	80,787

Long-term investments	4,839	4,905
Property, plant and equipment, net	58,054	54,870
Intangible assets	100	116
Land use rights	30,249	30,370
Other long term assets	13,784	7,672
Goodwill	1,906	1,906
Deferred tax asset	24	20
TOTAL NON-CURRENT ASSETS	108,956	99,859

TOTAL ASSETS	$182,502	$180,646

CURRENT LIABILITIES
Short-term bank loan	$47,480	$44,223
Notes payable	4,760	4,583
Accounts payable	5,501	5,193
Advances from customers	814	2,100
Additional interest payable under convertible note indenture	280	280
Income taxes payable	713	475
Construction payables	901	2,982
Other payables	587	2,801
Due to related party	20,208	-
Accrued expenses	430	538
Deferred income	26	38
Derivative liability	3,591	-
Current portion of long-term notes payable	10,934	26,667
TOTAL CURRENT LIABILITIES	96,225	89,880

Long-term bank loan	26,361	26,358
Deferred tax liabilities	1,095	1,095
TOTAL LIABILITIES	123,681	117,333

Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,922,391 shares at December 31, 2009 and September 30, 2009	16	16
Additional paid-in capital	27,207	34,543
Retained earnings	8,594	6,850
Accumulated other comprehensive income	4,777	4,772
Total Parent shareholders’ equity	40,594	46,181
Non-controlling interest	18,227	17,132

TOTAL SHAREHOLDERS’ EQUITY	58,821	63,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$182,502	$180,646

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Three Months Ended December 31,
	2009	2008
NET SALES	$12,528	$15,928
COST OF SALES	(10,682)	(11,126)
GROSS PROFIT	1,846	4,802

OPERATING EXPENSES
Selling expenses	332	514
General and administrative expenses	2,465	1,357

TOTAL OPERATING EXPENSES	2,797	1,871

INCOME (LOSS) FROM OPERATIONS	(951)	2,931

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization of $61	-	1,329
Change in fair value of derivative liability	(886)	-
Loss from unconsolidated entity	(68)	(16)
Interest income	26	10
Interest expense	(2,076)	(1,218)
Other income, net	55	185

OTHER INCOME (EXPENSES), NET	(2,949)	290

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(3,900)	3,221
Income taxes (expense)	(346)	(568)
CONSOLIDATED NET INCOME (LOSS)	(4,246)	2,653
Noncontrolling interest	(435)	(955)
NET INCOME(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(4,681)	1,698
Other comprehensive income:
Foreign currency translation adjustments	5	(161)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)	$(4,676)	$1,537
Net (Loss) Income Per Common Share
Basic	$(0.29)	$0.11
Diluted	$(0.29)	$0.11
Weighted Average Common Shares Outstanding
Basic	15,922	15,942
Diluted	15,922	16,060

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Consolidated net income (loss)	$(4,246)	$2,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	64	83
Change in fair value of derivative liability	886	-
Amortization of note discount	833	214
Deferred portion of interest expense	483	963
Depreciation	83	93
Amortization of intangible assets	128	104
Recovery of doubtful accounts	(771)	(10)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,271	(5,291)
Other receivables, deposits and prepayments	6,369	306
Inventories	(178)	3,245
Deferred tax asset	(4)	(2)
Accounts payable	485	(363)
Accrued expenses	(108)	(1,178)
Advances from customers	(1,286)	(314)
Other payables	(4,295)	(642)
Deferred income	(12)	(16)
Income taxes payable	238	483

Net cash(used) provided by operating activities	(60)	328

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,267)	(4,862)
Prepayment related to the other long-term assets	(6,112)	-
Purchase of land use right	-	(120)
Investment in unconsolidated entities	-	(1,444)
Changes in restricted cash	(91)	(355

Net cash used in investing activities	(9,470)	(6,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	3,251	1,396
Loan from related parties	20,208	-
Payments of senior notes	(15,319)	-
Net cash provided by financing activities	8,140	1,396

Effect on cash of changes in exchange rate	89	235

Net decrease in cash	(1,301)	(4,822)
Cash at beginning of period	18,237	8,871

Cash at end of period	$16,936	$4,049
Supplemental disclosure of cash flow information:
Interest paid	$3,612	$1,382
Income taxes paid	$109	$80

 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009
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

(b) Subsidiaries of the Company

Set forth below is a list of the Sinoenergy’s wholly-owned and majority-owned subsidiaries at December 31, 2009, all of whose financial statements are consolidated with Sinoenergy.  References to the Company include the Company and its consolidated subsidiaries unless the context indicates otherwise.  The percentage ownership reflects the percentage ownership by Sinoenergy.

Company	Ownership %	Business activities
Sinoenergy Holding Limited	100%	Holding company
Qingdao Sinogas General Machinery Limited Corporation (“Sinogas”)	75.05%	Production of compressed natural gas (CNG) facilities, technical consulting in CNG filling station construction, manufacturing of CNG vehicle conversion kit
Qingdao Sinogas Yuhan Chemical Equipment Company Limited (“Yuhan”)	81%*	Manufacturing of customized pressure containers
Wuhan Sinoenergy Gas Company Limited (“Wuhan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Pingdingshan Sinoenergy Gas Company Limited (“Pingdingshan Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Jiaxing Lixun Automotive Electronic Company Limited (“ Jiaxing Lixun”)	81%*	Design and manufacturing of electric control devices for alternative fuel
Hubei Gather Energy Company Limited (“Hubei Gather”)	80%	Construction and operating of natural gas processing plants
Xuancheng Sinoenergy Vehicle Gas Company Limited (“Xuancheng Sinoenegy”)	100%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Jingrun General Machinery Company Limited (“Jingrun”)	100%	Design and manufacturing of petroleum refinery equipment and petroleum machinery
Qingdao Sinoenergy General Machinery Company Limited (“Qingdao Sinoenergy”)	75.05%	Manufacturing and installation of general machinery equipment
Nanjing Sinoenergy Gas Company Limited(“Nanjing Sinoenergy”)	90%	Construction and operating of CNG stations and the manufacturing and sales of automobile conversion kits
Qingdao Sinoenergy General Gas Company Limited(“Sinoenergy Gas”)	90%**	Construction and operating of CNG and LNG stations and the manufacturing and sales of automobile conversion kits

*        This subsidiary is owned 75% by Sinogas and 25% by Sinoenergy.
**      This subsidiary is owned 40% by Sinogas and 60% by Sinoenergy.

2. Summary of Significant Accounting Policies

Management’s Responsibility

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of results for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2009. These financial statements have been prepared assuming that the Company will continue as a going concern. Results for the first quarter of 2010 are not necessarily indicative of results to be expected for the year.

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

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then goodwill is written down to the implied fair value of goodwill through a charge to operations. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses. The goodwill on the Company’s financial statements was a result of the transactions pursuant to which the Company acquired Yuhan, Lixun and Xuancheng Sinoenergy, and relates to the pressure container, vehicle conversion kits, and CNG station operation reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009 and September 30, 2009, the Company did not have any cash equivalents.  The Company maintains its cash in bank deposit accounts that, at times, may be very significant. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances.

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

Intangible Assets

Intangible assets, including patents and technical know-how, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of the assets of 10 years.

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

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, to property and equipment.  The Company capitalized $31,783 and $102,373 of interest during the three months ended December 31, 2009 and 2008.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands).

	Three months ended December 31,
	2009	2008
Product warranty liability, beginning of period	$227	$167
Reductions for payments made (in cash or kind) during period	-	-
Changes in liability for warranties issued during the period	28	26
Foreign exchange gain/loss	-	(30)
Product warranties, end of period	$255	$163

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

Fair Value of Financial Instruments

US GAAP requires certain disclosures about the fair value of financial instruments. The Company defines fair value, using the required three-level valuation hierarchy for disclosures of fair value measurement the enhanced disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

US GAAP requires the use of observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of embedded derivatives	-	-	$3,590,783	$3,590,783

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Change in accounting principle

On October 1, 2009, the Company adopted a new accounting principle effective for the 2010 fiscal year. The new principle results from a new interpretation of an existing pronouncement that redefined when an embedded conversion feature is indexed to an entity’s own stock. The Company’s convertible debt initially had a conversion feature that requires a reset to the conversion price based on certain events and the conversion feature is denominated in US currency rather than the functional currency of the Company (RMB). At December 31, 2009, the provisions which provided for a reset of the conversion price based on certain events had been terminated. The newly adopted accounting principles define both those factors as reasons the conversion feature is no longer indexed to the company stock. The effect of the change is to cause the conversion feature to change its classification from equity based to a derivative liability. The cumulative change to this new accounting has been reflected on October 1 as an adjustment to additional paid in capital and retained earnings.

The derivative liabilities were valued using both the probability model using Black-Scholes-Merton valuation techniques with the following assumptions:
	December 31, 2009	September 30, 2009	Date of issuance September 30, 2007
Conversion feature:
Risk-free interest rate	1.48%	1.38%	4.23%	%
Expected volatility	109.51%	109.51%		79.64%
Expected life (in years)	0.25 years ﹡	3.0 years	5.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$3,590,783	$2,705,232	$11,946,000

﹡At December 31, 2009, the expected life of the convertible debt was less than three months.

The risk-free interest rate was based on rates established by the United States Federal Reserve Bank.  The volatility was based on the volatility of the Company’s common stock since its common stock became publicly traded.  The expected life of the conversion feature of the notes was based on the term of the notes, including an agreement to repay the notes following the occurrence of the merger between the Company and Skywide (See Note 17). The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The accounting principle was implemented in the first quarter of 2010 and is reported as a cumulative change in accounting principle.  The cumulative effect on the accounting for the conversion feature of the notes at October 1, 2009 is as follows (dollars in thousands):

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Conversion feature	$(7,400)	$6,425	$2,705

The total cumulative effect of $975,000 in the statement of shareholders’ equity reflects the fair value of the derivative liability of $2,705,000 less the net effect of the associated discount of the convertible note in the amount of $1,730,000.

On December 31, 2009, the Company measured the fair value of the conversion feature and recorded $885,550 as a change in fair value of the liabilities in the accompanying condensed consolidated financial statements for the three months ended December 31, 2009.

Noncontrolling Interest

Noncontrolling interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The Company records the noncontrolling interest portion of any related profits and losses in consolidation.  Other comprehensive income related to the noncontrolling interest for the three months ended December 31, 2009 was $0.  Noncontrolling interest represented $18,227 of the total shareholders’ equity at December 31, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. While there are risks associated with any concentration of customers, management believes that the active  system in place to monitor the creditworthiness of customers will minimize such risks.

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

The calculation of diluted weighted average common shares outstanding is based on the average of the closing price of the Company’s common stock during the reporting periods, and is applied to options and warrants using the treasury stock method to determine if they are dilutive. The common stock issuable upon conversion of convertible notes payable is included on an “if converted” basis when the preferred stock and convertible notes are dilutive.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation gain of $5,000 and $161,000 for the three months ended December 31, 2009 and 2008, respectively.  Cumulative other comprehensive income or loss is recorded as a separate component of shareholders’ equity.

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

In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  The adoption of this standard on October 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, “Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.  The Company was required to adopt this pronouncement on October 1, 2009.  The Company’s financial statements for the three months ended December 31, 2009 and afterwards reflect the effect of this pronouncement.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance.  This pronouncement will be effective for the Company for any business combinations that occur on or after October 1, 2009.

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

In December 2007, the FASB issued pronouncements which are now codified as ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.   ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted ASC 805 and ASC 810 on January 1, 2009.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 10, 2010, which represents the date these financial statements are available for filing with the SEC.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”).  ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement will be effective for the Company on October 1, 2010.  The Company does not expect the adoption of ASC 810-10 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

3. Restricted Cash

The balances of restricted cash as at December 31, 2009 and September 30, 2009 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Accounts receivable are as follows (dollars in thousands):

	December 31, 2009	September 30, 2009
Accounts receivable	$29,244	$30,903
Notes receivable-bank acceptance	251	74
Less: allowance for doubtful receivables	(1,212)	(1,221))

Total	$28,283	$29,756

5. Other receivable

Other receivable are as follows (dollars in thousands):

	December 31, 2009	September 30, 2009
Rental receivable	$2,636	$2,636
Due from third parties	8,331	9,734
Others current accounts	4,291	7,133
Less: allowance for doubtful receivables	(898)	(1,859)

Total	$14,360	$17,644

6. Deposits and prepayments

Deposits and prepayments are as follows (dollars in thousands):

	December 31, 2009	September 30, 2009

Related to construction	$1,960	$1,681
Raw materials	2,698	3,000
Related to equipment	390	1,303
Natural gas	1,319	2,303
Others	1,226	342

Total	$7,593	$8,629

7. Inventories

Inventories are as follows (dollars in thousands):

	December 31, 2009	September 30, 2009

Raw materials	$1,978	$2,153
Work in progress	946	288
Finished goods	1,830	2,159
Low value consumables	43	19

Total	$4,797	$4,619

8. Long-term investments

Sinogas General Luxi Natural Gas Equipment Co., Ltd.

On October 31, 2008, in order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with proposed annual production capacity of 4,000 steel bottles used in CNG trailer manufacturing.  The total registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on December 31, 2009) of which Sinogas has a 40% interest. This joint venture company commenced operation in July 2009. At December 31, 2009, Sinogas had contributed $2.93 million, in full satisfaction of its obligations to this enterprise. For the three months ended December 31, the joint venture incurred loss at $126,464, of which $50,586 is allocated to the Company.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2009	September 30, 2009

Buildings and facility	$16,975	$15,637
Machinery equipment	15,348	15,616
Motor vehicles	2,751	2,241
Office equipment and other	328	596
Total	35,442	34,090

Accumulated depreciation	(2,391)	(2,308)
	33,051	31,782

Construction in process	25,003	23,088

Net book value	$58,054	$54,870

10. Land use rights

	December 31, 2009	September 30, 2009

Land use rights	31,486	31,495

Accumulated amortization	(1,237)	(1,125)

Net book value	$30,249	$30,370

The land use rights include six parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy, Jiaxing Lixun, and Hubei Gather. The land use rights are being amortized over the following periods, during which they are transferable and renewable, subject to government approval.

Owner	Cost	Expiration
Sinogas	$20,741	May 2057
Jingrun	4,124	December 2056
Xuancheng Sinoenergy	1,015	June 2058
Qingdao Sinoenergy	3,385	June 2058
Jiaxing Lixun	368	June 2058
Hubei Gather	535	June 2059
Total	$31,486
Wuhan Sinoenergy	1,318	*

 ﹡Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid.  The acquisition of the land requires government approval. The amount paid under the purchase agreements is reflected on the balance sheet under “land use rights.”

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

The Company made additional payments of approximately $2.9 million with respect to land use rights owned by the Company.

11. Goodwill

Goodwill is as follows (dollars in thousands):

Transactions	December 31, 2009	September 30, 2009

Purchase of an additional 80% equity interest in Yuhan	$995	$995
Purchase of 90% equity in Jiaxing Lixun	619	619
Purchase of a 70% equity in Xuancheng Sinoenergy	258	258
Purchase of Jingrun	34	34

Total	$1,906	$1,906

The Company monitors the impairment of goodwill at least annually.  As of December 31, 2009, there were no indications that the carrying amount of the goodwill was impaired.

12. Other long-term assets

Other long-term assets are as follows (dollars in thousands):

	December 31, 2009	September 30, 2009

Prepaid CNG land rental	$3,046	$2,937
Plant construction in progress	9,027	3,096
CNG station equipment on order from overseas	-	342
Others	1,711	1,297

Total	$13,784	$7,672

13. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of December 31, 2009 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Working Capital	April 27, 2009	Eight months	5.31%	$4,980
China Construction Bank	Working Capital	March 18, 2009	One year	5.31%	21,967
China Construction Bank	Working Capital	April 20, 2009	One year	5.5775%	7,323
China Citic Bank	Working Capital	February 6, 2009	One year	5.841%	73
China Citic Bank	Working Capital	January 4, 2009	One year	5.841%	220
Industrial Bank Co., Ltd.	Working Capital	May 25, 2009	One year	5.841%	381
Industrial Bank Co., Ltd.	Working Capital	June 2, 2009	One year	5.841%	644
Bank of Communication	Working Capital	July 3, 2009	One year	5.5755%	146
China Merchants Bank	Working Capital	January 19, 2009	One year	5.5755%	1,464
China Merchants Bank	Working Capital	March 5, 2009	One year	5.5755%	439
China Merchants Bank	Working Capital	May 8, 2009	One year	5.5755%	1,025
Hankou Bank	Working Capital	July 21, 2009	One year	5.841%	2,930
CITIC Bank	Working Capital	August 26, 2009	One year	6.372%	2,637
Bank of Communication	Working Capital	October 9, 2009	One year	5.841%	2,372
Bank of Communication	Working Capital	October 26, 2009	Half year	5.346%	293
Bank of Communication	Working Capital	October 29, 2009	Half year	5.346%	586
Total					$47,480

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

14. Notes payable

The balances of notes payable as at December 31, 2009 and September 30, 2009 represent the obligations in the form of promissory notes with maturity dates of less than 12 months for the purchase of raw materials.

15. Advances from Customers

Advances from customers at December 31, 2009 and September 30, 2009 consist of advances received for routine sales orders according to the Company’s sales policy.

16. Income Taxes Payable

Pursuant to the PRC income tax laws, the Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 25%. The Company pays its enterprise tax based on its taxable income determined in accordance with the tax laws of the PRC.    Enterprise tax for the three months ended December 31, 2009 and 2008 were 25%.

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

17.  Long term notes payable

On September 28, 2007, the Company issued 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000.  At December 31, 2009, the 12% guaranteed senior notes had been paid in full. The convertible notes were initially convertible into common stock at an initial conversion price of $6.34 per share. The conversion price has been reduced to $4.20 as described below at December 31, 2009.

In connection with the issuance of the notes, the Company’s chief executive officer and its chairman, both of whom are directors, executed non-competition agreements with the Company, and the Company paid the investors an arrangement fee of $160,000, which was deducted from the proceeds of the notes.

The convertible notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed, converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, less interest previously paid, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital. Because of the agreement relating to payment of the convertible notes described below, the principal amount of the notes and the deferred interest are classified as current liabilities at December 31, 2009.

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

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the NASDAQ Global Market or the NASDAQ Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the Notes are outstanding. At December 31, 2009, the Company had met this listing requirement.

•
At the rate of 1.0% for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement. As of September 30, 2009, the Company had accrued additional interest totaling $560,000 pursuant to this provision, of which $280,000 has been paid. The noteholders have waived the right to require the additional interest from March 31, 2009 through September 30, 2009 and afterwards.

At December 31, 2009, the holders of the convertible notes have the right to convert their notes into common stock at a conversion price of $4.20 per share, reflecting a reduction in the conversion price to $5.125 per share pursuant to a supplemental indenture dated as of June 23, 2008 and a further adjustment to $4.20 per share as of March 28, 2009 based on the market price of the Company’s common stock. As December 31, 2009, the conversion price was subject to adjustment in the event of a stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders.  Other adjustment provisions had been terminated as of December 31, 2009.

 The indenture relating to the convertible notes including the following:

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

At December 31, 2009, the Company was not in compliance with the required financial covenants. In December 2009, the noteholders have waived the requirement on the financial ratio at September 30, 2009 through March 31, 2010.

The indentures provide for an event of default should the Company fails to comply with its obligations under the indentures and certain events of bankruptcy or similar relief.

The Company’s obligations are guaranteed by its subsidiaries and are secured by a lien on the stock of Sinoenergy Holding.

Subject to certain conditions, and in connection with the proposed merger agreement between the Company and Skywide Capital Management Limited (“Skywide”), which is described in Note 19, the holders of the convertible notes have waived default resulting from the failure of the Company’s common stock to be listed on the NASDAQ Stock Market.

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

•
The noteholders reduced the remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is to be paid by December 31, 2009.  This payment was made on January 7, 2010 with the consent of the noteholders.

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

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at December 31, 2009 and September 30, 2009:

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	$13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	$12,593
Interest accrued for guaranteed 13.8% return	1,932
Amortization of beneficial conversion feature	35
Amortization of discount resulting from reset	1,519
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Interest paid	(1,804)
Balance, September 30, 2009	$10,413
Interest accrued for guaranteed 13.8% return	483
Amortization of beneficial conversion feature	9
Adjustment-interest paid	1,376
Cumulative change in accounting for conversion feature	(1,730)
Amortization of original discount	597
Interest paid	(214)
Balance, December 31, 2009	$10,934

18. Long-term bank loan

The following table summarizes the contractual long-term borrowings between various banks and the Company as of December 31, 2009 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$4,394
China Construction Bank	Construction Capital	August 28, 2009	Five years	5.76%	21,967
Total					$26,361

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

19. Merger Agreement with Skywide

On October 12, 2009, the Company entered into an agreement and plan of merger with Skywide, a corporation which is wholly owned by the Company’s chairman and chief executive officer, both of whom are also directors. Pursuant to the agreement, the Company will be merged into Skywide, with Skywide being the surviving entity, and each shares of common stock of the Company (other than shares owned by the Company, Skywide, or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

20. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three months ended December 31, 2009 and 2008, are as follows:

Name of related party	Relationship
Anhui Gather	Joint venture entity with China New Energy in which the Company has a 20% interest
China New Energy	80% shareholder of Anhui Gather and 20% shareolder of Hubei Gather
Beijing Shanglira Capital Co, Ltd.	Controlled by Mr Tianzhou Deng and Mr Bo Huang
Skywide	Owned by Mr Tianzhou Deng and Mr Bo Huang

Significant transactions between the Company and its related parties during the three months ended December 31, 2009 and 2008 are as follows:

(1) Related party receivables (dollars in thousands)

Name of the Company	December 31, 2009	September 30, 2009

China New Energy	-None	$382 (current accounts)
Anhui Gather	$44 (current accounts)	$44 (current accounts)

(2) Related party payables (dollars in thousands)

Name of the Company	December 31, 2009	September 30, 2009

Beijing Shanglira Capital Co, Ltd.	-$17,208 (current accounts)	-None
Skywide	-$3,000 (current accounts)	-None

In October 2009, Beijing Shanglira Capital Co., Ltd. advanced the Company $17,208,000, and in December 2009, Skywide advanced the Company $3 million. The loans are unsecured and are payable on demand.  The proceeds of the loans were used primarily to reimburse us for paying the Abax/CCIF senior debt during the quarter ended December 31, 2009.

(3) Related party transactions:

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

21. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The segment information set forth below has been derived from our unaudited financial statements for the three months ended December 31, 2009 and 2008.

Three Months Ended December 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation			Vehicle conversion kits	Total
Net sales	$3,153	$2,068		$4,749		$2,558		$12,528
Cost of sales	2,916	1,460		4,350		1,956		10,682
Gross profit	237	608		399		602		1,846
Gross margin	8%	29%		8%		24%		15%
Operating expenses:
Selling expenses	31	43		105		153		332
General and administrative expenses	482	1,136		606		241		2,465
Total operating expense	513	1,179		711		394		2,797
Income (loss) from operations	$(274)	$(571)	$	（312	）	$208	$	（951	）

Total assets	$62,783	$54,794		$51,660		$13,265		$182,502

Three Months Ended December 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,136	$5,779	$4,751	$2,262	$15,928
Cost of sales	2,221	3,506	3,783	1,616	11,126
Gross profit	915	2,273	968	646	4,802
Gross margin	29%	39%	20%	29%	30%
Operating expenses:
Selling expenses	58	22	308	126	514
General and administrative expenses	278	457	394	228	1,357
Total operating expense	336	479	702	354	1,871
Income from operations	$579	$1,794	$266	$292	$2,931

Total assets	$35,982	$58,565	$33,701	$7,613	$135,861

22. Capital Stock

As of December 31, 2009, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of warrants;

•	3,333,334 shares issuable upon conversion of 3% senior convertible notes;

•
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan, of which options to purchase 790,000 shares were outstanding.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2009	85,715	369,644	75,000	25,000	555,359
Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at December 31, 2009	85,715	369,644	75,000	25,000	555,359

As at December 31, 2009, the weighted average exercise price for all warrants is $2.79. None of the outstanding warrants is subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,360 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.

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

On April 9, 2007, pursuant to 2006 long-term incentive plan, the stock option committee of the board of directors granted five year options to its senior managers and key management to acquire 590,000 shares of common stock at $4.00 per share, being the fair market value on the date of grant. These options are fully vested.

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

	Shares subject to options	Weighted Average exercise price scope	Remaining Contractual life(years)
Options outstanding at September 30, 2009	790,000	$1.32-8.20	4.17
Options granted during the period	-	-	-
Options outstanding at December 31, 2009	790,000	1.32-8.20	3.92
Options exercisable at December 31, 2009	711,800	$3.55	4.01

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

The share-based compensation expense during the three months ended December 31, 2009 and 2008 was $64,000 and $83,000 respectively, which was charged to operations as general and administrative expense.

23.  Basic and Diluted Earnings Per Share

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

The details for the fully diluted outstanding shares for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ended December 31, 2009	Three months ended December 31, 2008
Weighted average common stock outstanding during period	15,922,391	15,922,391
Common stock issuable pursuant to warrants	Anti-dilutive	85,820
Common stock issuable upon conversion of 3% convertible notes	Anti-dilutive	-
Common stock issuable upon exercise of options outstanding during the period	Anti-dilutive	32,093
Total diluted outstanding shares	15,922,391	16,040,304

Because the Company sustained a loss for the three months ended December 31, 2009, the shares issuable upon exercise of options and warrants and upon conversion of convertible notes would be anti-dilutive.

24. Commitments and Contingencies

Litigation

The Company is a defendant in a class action commenced on October 16, 2009 in the Supreme Court of the State of New York, Nassau County, by alleged class representative plaintiffs Stephen Trecaso and Linda Watts against the Company and its directors which alleges a claim for breach of fiduciary duty, and which makes a demand for injunctive relief or alternatively, damages arising out of the merger agreement.  The complaint generally alleges that the company and the board of directors engaged in a defective sales process which will permit Skywide to buy the Company for an unfair price.  The Company believes that this action is without merit, that it has valid defenses to the action, and it will vigorously defend the action.  As of February 1, 2010, none of the Company’s directors has been served with process in this action, except Robert I. Adler.  The Company and Mr. Adler have made motions to dismiss this lawsuit on various grounds which include the court’s lack of jurisdiction over the Company and the plaintiffs’ failure to join necessary parties as defendants.

The Company is a defendant in four other class actions that have been filed against the Company, its directors and Skywide in the Eighth Judicial District Court of the State of Nevada in and for Clark County which allege a claim for breach of fiduciary duty and which also make a demand for injunctive relief for a meaningful auction with third parties or alternatively, damages arising out of the merger agreement. The alleged class representative plaintiffs in each of those four actions and the respective dates of commencement of those actions are (i) Johan L. Stoltz, October 26, 2009, (ii) Robert E. Guzman, October 27, 2009, (iii) Carol Karch, October 27, 2009 and (iv) Robert Grabowski, November 2, 2009.  As of February 1, 2010, the Company and directors Robert I. Adler and Greg Marcinkowski have been served in the four actions.  The complaints generally allege that the Company and the board of directors engaged in a defective sales process which will permit Skywide to buy the Company for an unfair price and permitted Skywide disclosure of material inside information.  The Company has removed each of those four actions to the United States District Court for the District of Nevada.  Plaintiffs in those actions have filed motions seeking to remand the actions back to the Nevada State Courts.  The time within which the company and Messrs. Adler and Marcinkowski must appear, answer or otherwise move with respect to the complaints in those actions has been extended to February 16, 2010. The Company believes that these actions are without merit, that it has valid defenses to the actions and it will vigorously defend these actions.

Contractual Obligations

The Company has the following material contractual obligations and capital expenditure commitments:

Sinoenergy Holding and Sinogas signed an agreement to set up Qingdao Sinoenergy Gas in which Sinoenergy Holding would own 60% and Sinogas would own 40%.  As a result, Qingdao Sinoenergy Gas will be 90% owned by the Company.  Sinoenergy Holding’s commitment is $2,636,000, and Sinogas’ commitment is $1,757,000. As of December 31, 2009, Sinogas had made its full contribution and the Company’s commitment was $2,636,000.

Lixun has agreed to contribute $58,574 to Yichang Liyuan Power Technology Company for a 40% equity interest. As of December 31, 2009, Lixun contributed $29,290 and the Company’s commitment for future funding was $29,290.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at December 31, 2009, the Company will pay a total of $5.73 million during through 2039.

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

The Company’s commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $797,000 as of December 31, 2009.

The Company’s commitment for the construction of a new plant for Jiaxing Lixun was $624,000 as of December 31, 2009.

The Company’s commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,794,000 as of December 31, 2009.

25. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The Company is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $76,179 and $101,094 for the three months ended December 31, 2009 and 2008, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

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

26.  Significant Concentrations

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

In the three months ended December 31, 2009, two customers of the station facilities and construction segment each accounted for more than 10% of the total sales.  These customers, who purchased CNG truck trailers, accounted for approximately 25.8% of total sales. At December 31, 2009, approximately 52.0% of our accounts receivable were from these customers

And in the three months ended December 31, 2008, one customer of the station facilities and construction segment accounted for 27.8% of the total sales and at December 31, 2008, approximately 19.5% of the accounts receivable was from this customer.

The following table sets forth information as to the sales generated from each of these customers for the three months ended December 31, 2009 (dollars in thousands):

Name	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Dollars	Percent	Dollars		Percent
Wuhan Lvneng Gas Transportation Co.,	$1,415	10.3%		4,425	27.8%
Zhengzhou Kewei Co.,	2,141	15.5%	$	*	*	%

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q as well as any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including our ability to continue to be in compliance with the financial covenants under the indentures relating to our senior debt, our working capital deficiency, our ability to collect outstanding accounts receivable, the demand for CNG and our conversion kits, the prices at which we purchase and sell CNG at our stations, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions as well as economic conditions that affect the natural gas industry. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this annual report is filed, and we do not intend to update any of the forward-looking statements after the date this quarterly report is filed to conform these statements to actual results, unless required by law.

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008 we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this purpose, we raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. The operation of CNG stations is reported as a separate segment.

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

Steel and steel tubing are the major raw materials used in manufacturing CNG facilities and gas station equipment. We purchase steel plate from a Chinese domestic manufacturer, and we believe that alternative suppliers are available. Prior to May 2007, we purchased steel bottles, a key raw material for CNG truck trailers, exclusively from an Italian supplier, which carried the risk of delays that could interrupt our manufacturing process. Beginning in May 2007, we also began to purchase steel tubes from the PRC domestic market and engaged a Korean company to manufacture the bottles from the steel tubes. In August 2007, we engaged a PRC company to manufacture these bottles. Although we believe that we have reduced the risks of interruption of our manufacturing process, we cannot eliminate the risk entirely.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  There can be no assurance that the downturn will not continue to have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing our CNG filling stations or the market for our conversion kits. However, these factors were a significant reason for our reduced gross margin and our net loss for the three months ended December 31, 2009.

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

In September 2007, we issued our 12% senior notes due 2012 in the principal amount of $16,000,000 and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.  The indentures relating to these notes included financial covenants, which were amended on May 19, 2009.  We were not in compliance with these covenants at September 30, 2009 or December 30, 2009, and the note holders waived compliance with the covenants at both of these dates.  In October and December 2009, we entered into agreements with the holders of the 12% senior notes and the 3% convertible notes.  Pursuant to these agreements, we paid the 12% senior notes in full in December 2009.  Pursuant to the December 17, 2009 agreement, (i) we agreed to pay the $14,000,000 convertible notes, including interest to provide the holders with a 13.8% yield to maturity, after giving effect to current interest payments made at the annual rate of 3.0% per annum, would be paid in two installments following completion of the merger with Skywide, with the first payment of $5,000,000 being due ten days after the effectiveness of the merger and the balance 30 days thereafter, (ii) the requirement that we meet certain net income levels for 2008 and 2009 were eliminated, (iii) the provisions that would have resulted in a reduction in the conversion price of the convertible notes if we sold common stock or securities convertible into common stock were eliminated and (v) the liquidated damages due for failing to register the shares of common stock issuable upon conversion of the notes was reduced to $280,000, which was due by December 31, 2009, and was paid on January 7, 2010.   As a result of our agreement to pay the convertible notes upon completion of the merger with Skywide, we have classified the principal and the deferred interest as current at September 30, 2009 and December 31, 2009.

Our accounts receivable decreased from $29.8 million at September 30, 2009 to $28.3 million at December 31, 2009.  At September 30, 2009, our accounts receivable were outstanding for an average of 225 days, as compared with 124 days at September 30, 2008.  At December 31, 2009, our accounts receivable were outstanding for an average of 211 days.  A significant amount of receivables that were outstanding at September 30, 2008 remained outstanding on December 31, 2009.  In addition, at December 31, 2009, we had a note receivable of $2.0 million resulting from the termination of a sublease for which no payments had been made by the tenant.   Our failure to collect our receivables in the normal course of business could impair our ability to continue in business.

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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of February 10, 2010, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations in Wuhan are in the final stages of construction, and four stations in Wuhan were in the preliminary planning stage.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

The information set forth below represents segment information for the three months ended December 31, 2009 and 2008.

Three Months Ended December 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation		Vehicle conversion kits	Total
Net sales	$3,153	$2,068		$4,749	$2,558		$12,528
Cost of sales	2,916	1,460		4,350	1,956		10,682
Gross profit	237	608		399	602		1,846
Gross margin	8%	29%		8%	24%		15%
Operating expenses:
Selling expenses	31	43		105	153		332
General and administrative expenses	482	1,136		606	241		2,465
Total operating expense	513	1,179		711	394		2,797
Income (loss) from operations	$(274)	$(571)	$	（312)	$208	$	（951)

Total assets	$62,783	$54,794		$51,660	$13,265		$182,502

Three Months Ended December 31, 2008 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,136	$5,779	$4,751	$2,262	$15,928
Cost of sales	2,221	3,506	3,783	1,616	11,126
Gross profit	915	2,273	968	646	4,802
Gross margin	29%	39%	20%	29%	30%
Operating expenses:
Selling expenses	58	22	308	126	514
General and administrative expenses	278	457	394	228	1,357
Total operating expense	336	479	702	354	1,871
Income from operations	$579	$1,794	$266	$292	$2,931

Total assets	$35,982	$58,565	$33,701	$7,613	$135,861

Net Sales. Net sales for the three months ended December 31, 2009 (“December 2009 quarter”) were approximately $12.5 million, a decrease of approximately $3.4 million, or 21%, from sales of approximately $8.8 million for the three months ended December 31, 2008 (“December 2008 quarter”).  This decrease resulted from the segment of CNG stations facilities and construction, namely, a decrease of approximately $3.7 million, or 64%, in sales from the CNG stations facilities and construction, resulting from the decrease in demand for the construction and equipping of CNG stations and our change in emphasis as we devoted significant efforts to the construction of our own stations.

Cost of Sales; Gross Margin. The cost of sales for the December 2009 quarter was approximately $10.7 million, a decrease of approximately 4% from approximately $11.1 million for the December 2008 quarter. Our overall gross margin decreased from 30% to 15% from the December 2008 quarter to the December 2009 quarter for the following reasons:

•
Our gross margin for the customized pressure containers decreased from 29% to 8%. Since these products are customized, with wide range of gross margin because of the variety of the products. In the December 2009 quarter, we had to reduce our prices to meet competition during a period of general economic downturn without a reduction in our cost.  As a result we sustained a significantly lower gross margin in this segment..

•	Our gross margin for the CNG station facilities and construction decreased from 39% to 29% because we had to reduce our prices to meet competition.

•
Our gross margin for the operation of our CNG stations decreased from 20% to 8%. The cost of natural gas increased approximately 10% and the freight costs (the transmission of the CNG to our stations), which are included in cost of sales, increased approximately 10%, which significantly affected the gross margin in this segment. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

•	As the market for vehicle conversion kits matured and the demand for these kits decreased as a result of the economic downturn, our gross margin in this segment decreased from 29% to 24%.

Selling Expenses.  Selling expenses decreased approximately $182,000, or approximately 35%, from the December 2008 quarter to the December 2009 quarter.  Our selling expenses include land rental for the CNG stations, and reflects land rented for this segment which was incurred for land not used in the December 2009 quarter.

General and Administrative Expenses.  General and administrative expenses increased approximately $1,108,000, or 82%. This increase includes $600,000 for the restructuring fee paid to Abax and CCIF in the December 2009 quarter. This payment was part of our payment of approximately $16 million paid to the noteholders in the December 2009 quarter. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal and audit costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the December 2009 quarter was approximately $2.1 million, as compared with $1.2 million for the December 2008 quarter. In the December 2009 quarter, we increased our bank borrowings to expand our CNG station operation and manufacturing plant, which also increased interest expense. In addition, amortization of original issuance discount from issuance of the convertible notes was $597,000 in the December 2009 quarter.

Other Income and Other Expenses. During the December 2008 quarter, we generated rental income of approximately $1.3 million for the rental of the land use rights for Sinogas’ former manufacturing facility. In March 2008, Sinogas signed a lease agreement with Qingdao Mingcheng Real Estate Co., Ltd (Qingdao Mingcheng), a non-related party, with a three-year term from January 2008 to December 2010, at a quarterly rental of RMB10 million (equivalent to $1.46 million based on the exchange rate at December 31, 2008). This lease was terminated in March 31, 2009.  As a result of the failure of the tenant to pay the rental due, during the year ended September 30, 2009, in connection with the termination of the lease, we reduced the rental receivable by approximately $1.8 million, which was 40% of the outstanding balance, and we reserved an additional $1.0 million with respect to the receivable.  We did not generate any rental receivable in the December 2009 quarter.

At September 30, 2009, our 3% convertible notes included a provision pursuant to which the conversion price of the notes can be reduced as a result of our sales of stock at a price below the conversion price or by our failure to meet certain net income levels.  In addition, the conversion price is reflected in terms of U.S. dollars, which is our reporting currency, and not RMB, which is our operating currency.  Effective October 1, 2009, we are required to change the conversion feature classification from equity based to a derivative liability. The cumulative change to this new accounting has been reflected on October 1 as an adjustment to additional paid in capital and retained earnings. For the December 2009 quarter, we incurred a charge of $886,000, reflecting the change in the value of the derivative liability from September 30, 2009 to December 31, 2009.  This charge is a non-cash charge that did not affect our operations.

Income Taxes.  Our income taxes decreased from $568,000 of December 2008 quarter to $346,000 of December 2009 quarter.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Lixun was recognized as a high-tech enterprise, and its tax rate is 15% from January 2008.

Non-controlling Interest.  The minority interest, of negative $435,000 in December 2009 quarter and a negative $955,000 in December 2008 quarter, represents the share of the income of our majority-owned subsidiaries that is allocated to the subsidiaries’ minority equity owners.

Net Income (loss).  As a result of the foregoing, we had a net loss of approximately $4,681,000, or $0.29 per share (basic and diluted), for December 2009 quarter, as compared with net income of approximately $1,698,000, or $0.11 per share (basic and diluted) for the December 2008 quarter.

Comprehensive Income (Loss).  Our comprehensive loss for the December 2009 quarter was $4,676,000 as compared with comprehensive income of $1,537,000 for the December 2008 quarter. Other comprehensive income (loss) items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $5,000 in December 2009 quarter and ($161,000) in December 2008 quarter.

Liquidity and Capital Resources

At December 31, 2009, we had cash of approximately $18.4 million, a decrease of approximately $1.2 million (including restricted cash of $1.5 million), from September 30, 2009. At December 31, 2009, we had a working capital deficiency of approximately $22.7 million and shareholders’ equity of approximately $40.6 million, compared with working capital deficiency of approximately $9.1 million and shareholders’ equity of approximately $46.2 million at September 30, 2009. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

	31-Dec-09	30-Sep-09	Change
Category				Percent Change
ASSETS
CURRENT ASSETS
Cash	$16,936	$18,237	(1,301)	(7.1%)
Restricted cash	1,504	1,413	91	6.4%
Accounts and notes receivable, net	28,283	29,756	(1,473)	(5.0%)
Inventories	4,797	4,619	178	3.9%
Other receivables, net	14,360	17,644	(3,284)	(18.6%)
Deposits and prepayments	7,593	8,629	(1,036)	(12.0%)
Due from related party	44	426	(382)	(89.7%)
Deferred expenses	29	63	(34)	(54.0%)

CURRENT LIABILITIES
Short-term loans	$47,480	$44,223	$3,257	7.4%
Notes payable	4,760	4,583	177	3.9%
Accounts payable	5,501	5,193	308	5.9%
Advances from customers	814	2,100	(1,286)	(61.2%)
Additional interest on notes	280	280	0	0.0%
Income taxes payable	713	475	238	50.1%
Other payables	1,488	5,783	(4,295)	(74.3%)
Due to related party	20,208	0	20,208	﹡
Accrued expenses	430	538	(108)	(20.1%)
Deferred income	26	38	(12)	(31.6%)
Derivative Liability	3,591	0	3,591	﹡
Long-term Notes payable (current portion)	10,934	26,667	(15,733)	(59.0%)

Total current assets	$73,546	$80,787	$(7,241)	(9.0%)
Less: total current liabilities	96,225	89,880	6,345	7.1%

Net working capital	(22,679)	(9,093)	(13,586)	149.4%

﹡ The percentage was not included since it is not meaningful.

At December 31, 2009, we required substantial capital to meet the required payments toward the $14 million convertible senior notes and to maintain the level of cash flows needed for continuing operations.  We can give no assurance that we will be able to raise such capital.  We have limited financial resources until such time that we are able to generate additional financing or cash flow from operations.  Our ability to establish profitability and positive cash flow is dependent upon our ability both to raise funds to finance our immediate cash requirements and to market our products in anticipation of a recovery in China of those industries we serve, including the CNG market.  If we are unable to raise adequate capital to meet the payment required to pay the remaining principal and interest on the notes and cash flows needed for operations, it is likely we would have to substantially curtail, if not terminate, our business activity.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in our consolidated financial statements we incurred substantial losses during the three months ended December 31, 2009 and following our previously reported significant losses for the year ended September 30, 2009, and we are continuing to incur losses.  We are also liable for substantial repayment of bank notes and convertible senior notes and well as advance of $20.2 million from related parties. These factors, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time.

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

For the three months ended December 31, 2009, we used net cash of $720,000 in operating activities. Working capital decreased by approximately $13.6 million from September 30, 2009 to December 31, 2009 primarily as a result of funding net losses and the $3.6 million derivative liability which did not exist at September 30, 2009 as well as the advance from related parties and the purchase of property, plant and equipment.  The $3.6 million derivative liability is a non-cash item resulting from the reclassification of our convertible notes to reflect a derivative liability.

At December 31, 2009, we were not in compliance with the financial covenants in the indentures relating to our 3.0% senior convertible notes due 2012 in the principal amount of $14 million. In October and December 2009, we entered into two agreements that modified the terms of the notes, the cumulative effect of which is as follows.

•	The noteholders waived compliance with the covenants at September 30, 2009 and through March 31, 2010.

•	We repaid our 12% senior notes in the principal amount of $16 million prior to December 31, 2009.

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

•
The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009. The payment was made on January 7, 2010.

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

As a result of these agreements, the $14 million convertible notes classified as current liabilities at December 31, 2009.

For the three months ended December 31, 2009, net cash used in operating activities was $720,000, primarily related to a $1.3 million increase in accounts receivable, a $5.7 million increase of other receivables, partially offset by a $1.3 million decrease in advance from customers and $4.3 million decrease in other payables.

We used approximately $9.5 million in investing activities for the three months ended December 31, 2009. This was due primarily to the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment at $9.4 million.

Net cash provided by financing activities was $8.1 million for the three months ended December 31, 2009, primarily related to $3.2 million in new loans from domestic banks in China, $20.2 million in the loan from related party, which were offset by the repayment of $15.3 million in the 12% senior notes.

We will continue to incur capital expenditures for the CNG station segment in the future. It is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

Our agreement relating to the $14 million principal amount of convertible notes have covenants which could impair our ability to raise additional funds. These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 3.5 to 1.0, and (ii) the leverage ratio would not exceed 3.75 to 1.00, provided, that Sinogas continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined. At December 31, 2009, our fixed charge coverage ratio was negative 0.77 to 1.00, and our leverage ratio was negative 13.32 to 1.00.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35 thereafter. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.  At December 31, 2009, our fixed charge coverage ratio was negative 0.77 to 1.00, our leverage ratio was negative 13.32 to 1.00, and our consolidated subsidiary debt to consolidated net tangible asset ratio was 0.33 to 1.00.

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

As of December 31, 2009, we were not in compliance with the financial covenants; however, the note holders agreed to waive the covenants at September 30, 2009 and through March 31, 2010 as long as we comply with the covenants in the December 17, 2009 agreement.

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

Commitments

The Company has the following material contractual obligations and capital expenditure commitments:

Sinoenergy Holding and Sinogas signed an agreement to set up Qingdao Sinoenergy Gas in which Sinoenergy Holding would own 60% and Sinogas would own 40%.  As a result, Qingdao Sinoenergy Gas will be 90% owned by us.  Sinoenergy Holding’s commitment is $2,636,000, and Sinogas’ commitment is $1,757,000. As of December 31, 2009, Sinogas had made its full contribution and the Company’s commitment was $2,636,000.

Jixing Lixun will contribute $58,574 to Yichang Liyuan Power Technology Company to own 40% equity. As of December 31, 2009, Jiaxing Lixun contributed $29,290, and the Company’s commitment for future funding was $29,290.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at December 31, 2009, the Company will pay a total of $5.73 million during through 2039.

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

Our commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $797,000 as of December 31, 2009.

Our commitment for the construction of a new plant for Jiaxing Lixun was $624,000 as of December 31, 2009.

Our commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,794,000 as of December 31, 2009.

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

In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This adoption of this pronouncement on October 1, 2009 did not  have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.  The Company  adoptrd this pronouncement on October 1, 2009.  The Company’s financial statements for the three months ended December 31, 2009 and afterwards reflect the effect of this pronouncement.

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

In December 2007, the FASB issued pronouncements which are now codified as ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.   ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted ASC 805 and ASC 810 on January 1, 2009.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through February 10, 2010, which represents the date these financial statements are available for filing with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. It is our management’s responsibility to establish and maintain adequate internal controls over financial reporting. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including our chief executive and chief financial officers, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a class action commenced on October 16, 2009 in the Supreme Court of the State of New York, Nassau County, by alleged class representative plaintiffs Stephen Trecaso and Linda Watts against us and our directors which alleges a claim for breach of fiduciary duty, and which makes a demand for injunctive relief or alternatively, damages arising out of the merger agreement.  The complaint generally, alleges that we and the board of directors engaged in a defective sales process which will permit Skywide to buy the company for an unfair price.  We believe that this action is without merit, that we have valid defenses to, and we will vigorously defend, the action.  As of February 1, 2010, none of our directors has been served with process in this action, except Robert I. Adler.  We and Mr. Adler have made motions to dismiss this lawsuit on various grounds which include the court’s lack of jurisdiction over the Company and the plaintiffs’ failure to join necessary parties as defendants.

We are a defendant in four other class actions that have been filed against us, our directors and Skywide in the Eighth Judicial District Court of the State of Nevada in and for Clark County which allege a claim for breach of fiduciary duty and which also make a demand for injunctive relief for a meaningful auction with third parties or alternatively, damages arising out of the merger agreement.  Skywide has also been named in these complaints.  The alleged class representative plaintiffs in each of those four actions and the respective dates of commencement of those actions are (i) Johan L. Stoltz – October 26, 2009, (ii) Robert E. Guzman – October 27, 2009, (iii) Carol Karch – October 27, 2009 and (iv) Robert Grabowski – November 2, 2009.  As of February 1, 2010, we and directors Robert I. Adler and Greg Marcinkowski have been served in the four actions.  The complaints generally allege that we and the board of directors engaged in a defective sales process which will permit Skywide to buy us for an unfair price and permitted Skywide disclosure of material inside information.  We have removed each of those four actions to the United States District Court for the District of Nevada.  Plaintiffs in those actions have filed motions seeking to remand the actions back to the Nevada State Courts.  The time within which we and Messrs. Adler and Marcinkowski must appear, answer or otherwise move with respect to the complaints in those actions has been extended to February 16, 2010. We believe that these actions are without merit, that we have valid defenses to the actions and we will vigorously defend these actions.

Item 2.  Submission of Matters to a Vote of Security Holders.

On January 19, 2010, we held our 2010 annual meeting of shareholders.  The only item on the agenda was the election of directors.  All of the incumbent directors were reelected.  The following table sets forth the number of shares voted in favor of each of the directors.

Name	No. of Shares
Bo Huang	8,492,938
Tianzhou Deng	7,600,508
Robert I. Adler	7,414,051
Renjie Lu	7,414,051
Greg Marcinkowski	7,414,051
Baoheng Shi	7,414,051
Xiang Dong (Donald) Yang	8,494,938

Item 3. Other Information

In October 2009, Beijing Shanglira Capital Co., Ltd., a company controlled by Bo Huang and Tianzhou Deng advanced us $17,208,000, and in December 2009, Skywide advanced us $3,000,000. The loans are unsecured and are payable on demand.  The proceeds of the loans were used primarily to reimburse us for paying the Abax/CCIF senior debt in the quarter ended December 31, 2009.

Item 6.Exhibits

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

SINOENERGY CORPORATION.
(Registrant)

Dated: February 12, 2010	s/ Bo Huang
Bo Huang, Chief Executive Officer

s/ ShiaoMing Sheng
Dated: February 12, 2010	Chief Financial Officer