Form 10-K/A
period 2008-09-30
Sinoenergy CORP
filed 2010-05-17
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K /A
Amendment No. 2

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
Registrant’s telephone number: 011 86-10-84928149

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

State the aggregate market value of the voting and non-votig common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2008, such value was approximately $56.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:  15,942,336 shares of Common Stock outstanding as of December 8, 2008.

Documents incorporated by reference

 None

SIGNATURES
FINANCIAL STATEMENTS

Introductory Note

This annual report on Form 10-K/A for the year ended September 30, 2008, has been filed to amend the disclosure under Item 9A Controls and Procedures and to refile the certifications required by Section 302 of the Sarbanes Oxley Act of 2002 (Exhibits 31.1 and 31.2).  Accordingly, no other portions of the Form 10-K have been modified or updated.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options and	Number of securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	845,000	$4.39	155,000
Equity compensation plan not approved by security holders	100,000	5.15	0

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including our chief executive and chief financial officers, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

Based upon th eir evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  Until June 2006, we were a privately-owned company engaged with all of our assets and operations located in China, and our financial statements were prepared in accordance with PRC GAAP.  Since we became a publicly-traded company, we have significantly expanded the scope of our business, so that we presently have four business segments.  We have also engaged in two financings, entered into joint ventures, acquired and disposed of companies and assets, and granted equity-based incentives.  All of these events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and PRC GAAP.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.

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

21.1	List of Subsidiaries.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.2

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.2

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.2

1	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on June 15, 2006 and incorporated herein by reference.

2	Filed herewith.

3	Filed as an exhibit to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB which was filed with the Commission on March 27, 2000.

4	Filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on July 31, 2006 and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on October 24, 2008, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on March 21, 2007, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K report which was filed with the Commission on April 10, 2007, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on January 28, 2008, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on February 5, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008, and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Form 8-K report which was filed with the Commission on April 2, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment no. 2 to this annual  report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOENERGY CORPORATION. (Registrant)

Dated: May 14, 2010	By:	/s/ Bo Huang
Bo Huang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bo Huang *	Chief Executive Officer
Bo Huang	and Director (Principal Executive Officer)

/s/ Shiao Ming Sheng *	Chief Financial Officer
Shiao Ming Sheng	(Principal Financial and
Accounting Officer)

/s/ Tianzhou Deng *	Director
Tianzhou Deng

/s/ Robert I. Adler *	Director
Robert I. Adler

/s/ Renjie Lu *	Director
Renjie Lu

/s/ Greg Marcinkowski *	Director
Greg Marcinkowski

/s/ Baoheng Shi *	Director
Baoheng Shi

/s/ Xiang Dong (Donald) Yang *	Director
Xiang Dong (Donald) Yang

*By: /s/ Bo Huang		May 14, 2010
Bo Huang
Attorney-in-fact

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