Form 10-Q
period 2010-03-31
Sinoenergy CORP
filed 2010-05-21
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2010

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

As of May 12, 2010, the Registrant had 15,922,391 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$34,500	$18,237
Restricted cash	285	1,413
Accounts receivable, net	26,886	29,756
Inventories	6,070	4,619
Other receivable, net	19,586	17,644
Due from related party	-	426
Deposits and prepayments	7,706	8,629
Deferred expenses	14	63
TOTAL CURRENT ASSETS	95,047	80,787

Long-term investments	6,483	4,905
Property, plant and equipment, net	58,548	54,870
Intangible assets	82	116
Land use rights	30,573	30,370
Other long term assets	17,142	7,672
Goodwill	1,906	1,906
Deferred tax asset	26	20
TOTAL NON-CURRENT ASSETS	114,760	99,859

TOTAL ASSETS	$209,807	$180,646

CURRENT LIABILITIES
Short-term bank loan	$47,200	$44,223
Notes payable	308	4,583
Accounts payable	6,910	5,193
Advances from customers	1,187	2,100
Additional interest payable under convertible note indenture	-	280
Income taxes payable	440	475
Construction payables	1,905	2,982
Other payables	20,784	2,801
Due to related party	20,213	-
Accrued expenses	441	538
Deferred income	15	38
Derivative liability	2,428	-
Current portion of long-term notes payable	11,812	26,667
TOTAL CURRENT LIABILITIES	113,643	89,880

Long-term bank loan	38,088	26,358
Deferred tax liabilities	1,095	1,095
TOTAL LIABILITIES	152,826	117,333

Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,922,391 shares at March 31, 2010 and September 30, 2009	16	16
Additional paid-in capital	27,224	34,543
Retained earnings	7,011	6,850
Accumulated other comprehensive income	4,937	4,772
Total parent shareholders’ equity	39,188	46,181
Non-controlling interest	17,793	17,132

TOTAL SHAREHOLDERS’ EQUITY	56,981	63,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$209,807	$180,646

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Three Months Ended March 31,
	2010	2009
NET SALES	$9,007	$6,971
COST OF SALES	(7,539)	(5,495)
GROSS PROFIT	1,468	1,476

OPERATING EXPENSES
Selling expenses	492	74
General and administrative expenses	2,009	3,382

TOTAL OPERATING EXPENSES	2,501	3,456

LOSS FROM OPERATIONS	(1,033)	(1,980)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liability	1,163	-
Loss from unconsolidated entity	(20)	(17)
Interest expense	(1,660)	(1,109)
Additional interest payable under convertible note indenture	-	(140)
Other income, net	1	28

OTHER INCOME (EXPENSES), NET	(516)	(1,238)

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(1,549)	(3,218)
Income taxes (expense)	(75)	(46)
CONSOLIDATED NET LOSS	(1,624)	(3,264)
Noncontrolling interest	39	429
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,585)	(2,835)
Other comprehensive income:
Foreign currency translation adjustments	160	624
CONSOLIDATED COMPREHENSIVE LOSS	$(1,425)	$(2,211)
Net Loss Per Common Share
Basic	$(0.10)	$(0.18)
Diluted	$(0.10)	$(0.18)
Weighted Average Common Shares Outstanding
Basic	15,922	15,942
Diluted	15,922	15,942

The accompanying notes are an integral part of these financial statements.

 Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Six Months Ended March 31,
	2010	2009
NET SALES	$21,535	$22,899
COST OF SALES	(18,221)	(16,621)
GROSS PROFIT	3,314	6,278

OPERATING EXPENSES
Selling expenses	824	588
General and administrative expenses	4,474	4,739

TOTAL OPERATING EXPENSES	5,298	5,327

INCOME (LOSS) FROM OPERATIONS	(1,984)	951

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	-	1,329
Change in fair value of derivative liability	277	-
Loss from unconsolidated entity	(88)	(33)
Interest expense	(3,710)	(2,317)
Additional interest payable under convertible note indenture	-	(140)
Other income, net	56	213

OTHER INCOME (EXPENSES), NET	(3,465)	(948)

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(5,449)	3
Income taxes (expense)	(421)	(614)
CONSOLIDATED NET LOSS	(5,870)	(611)
Noncontrolling interest	(396)	(526)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(6,266)	(1,137)
Other comprehensive income:
Foreign currency translation adjustments	165	463
CONSOLIDATED COMPREHENSIVE LOSS	$(6,101)	$(674)
Net Loss Per Common Share
Basic	$(0.39)	$(0.07)
Diluted	$(0.39)	$(0.07)
Weighted Average Common Shares Outstanding
Basic	15,922	15,942
Diluted	15,922	15,942

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Consolidated net loss	$(6,266)	$(1,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	80	157
Change in fair value of derivative liability	(277)	-
Amortization of note discount	842	686
Deferred portion of interest expense	966	722
Additional interest payable	(280)	-
Noncontrolling interest	661	844
Depreciation	689	380
Amortization of intangible assets	128	227
Recovery of doubtful accounts	(231)	13
Changes in operating assets and liabilities:
Accounts and notes receivable	2,868	(7,520)
Other receivables, deposits and prepayments	(311)	4,685
Inventories	(1,451)	3,212
Deferred tax asset	(6)	(3)
Accounts payable	1,717	(94)
Accrued expenses	(97)	(125)
Advances from customers	(913)	(430)
Other payables	466	(3,237)
Deferred income	(23)	(28)
Income taxes payable	(35)	182

Net cash used by operating activities	(1,473)	(1,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,367)	(8,078)
Prepayment related to other long-term assets	(9,470)	(429)
Transfer of land use rights	16,440	-
Purchase of land use right	-	(1,583)
Investment in unconsolidated entities	(1,578)	(1,308)
Changes in restricted cash	1,128	(325)

Net cash provided by (used in) investing activities	2,153	(12,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	31,525	9,995
Loan from related parties	20,213	-
Payment of bank loan	(20,526)
Payments of senior notes	(15,530)	-
Net cash provided by financing activities	15,682	9,995

Effect on cash of changes in exchange rate	(99)	7

Net increase (decrease) in cash	16,263	(3,987)
Cash at beginning of period	18,237	8,871

Cash at end of period	$34,500	$4,884
Supplemental disclosure of cash flow information:
Interest paid	$832	$532
Income taxes paid	$346	$338

 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
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

*        These subsidiaries are owned 75% by Sinogas and 25% by Sinoenergy.
**      This subsidiary is owned 40% by Sinogas and 60% by Sinoenergy.

2. Summary of Significant Accounting Policies

Management’s Responsibility

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of results for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2009. These financial statements have been prepared assuming that the Company will continue as a going concern. Results for the six months ended March 31, 2010 are not necessarily indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010 and September 30, 2009, the Company did not have any cash equivalents.  The Company maintains its cash in bank deposit accounts that, at times, may be very significant. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances.

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

Land Use Rights

Land use rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the contractual terms of 50 years.

There is no private ownership of land in the PRC. All land is owned by the government and the government grants what is known as a land use right, which is a transferable right to use the land.

Impairment of Assets

Impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows (, then the carrying amount of such assets is adjusted by the difference in these amounts.

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction, the capitalized interest is included in property and equipment.  The Company capitalized $59,930 and $139,617 of interest during the three months ended March 31, 2010 and 2009, respectively, and $91,713 and $241,990 of interest during the six months ended March 31, 2010 and 2009, respectively.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands).

	Six months ended March 31,
	2010	2009
Product warranty liability, beginning of period	$227	$167
Changes in liability for warranties issued during the period	39	33
Foreign exchange (loss)	-	(1)
Product warranties, end of period	$266	$199

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of embedded derivatives	-	-	$2,427,774	$2,427,774

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

DERIVATIVE LIABILITY

On October 1, 2009, the Company adopted a new accounting principle effective for the 2010 fiscal year. The new principle results from a new pronouncement that redefined when an embedded conversion feature is indexed to an entity’s own stock. The Company’s convertible debt has a conversion feature that requires a reset to the conversion price based on certain events and the conversion feature is denominated in US currency rather than the functional currency of the Company (RMB). The newly adopted accounting principle defines both those factors as reasons the Conversion feature is no longer indexed to the company stock. The effect of the change is to cause the conversion feature to change its classification from equity based to a derivative liability. Accounting Principles require that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using both the probability model using Black-Scholes-Merton valuation techniques with the following assumptions:

	March 31, 2010	September 30, 2009	Date of issuance September 30, 2007
Conversion feature:
Risk-free interest rate	1.48%	1.38%	4.23%	%
Expected volatility	89.14%	109.51%	79.64%
Expected life (in years)	2.5 years	3.0 years	5.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$2,427,774	$2,705,232	$11,946,000

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company volatility was based on it stock’s volatility since going public.  The expected life of the conversion feature of the notes was based on the term of the notes. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The accounting principle was implemented in the first quarter of 2010 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the notes at October 1, 2009 is as follows:

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Conversion feature	$-7,400,000	$6,425,000	$2,705,232

The derivative liability amounts reflect the fair value of each derivative instrument as of the October 1, 2009 date of implementation.

On March 31, 2010, the Company measured the fair value of the conversion feature and recorded a gain of $1,163,008 as the change in fair value of the liabilities in the accompanying condensed consolidated financial statements for the three months ended March 31, 2010.  For the six months ended March 31, 2010, the derivative liability change resulted in a gain on the change in derivative liability of $ 277,458.

Noncontrolling Interest

Noncontrolling interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The Company records the noncontrolling interest portion of any related profits and losses in consolidation.  Other comprehensive income related to the noncontrolling interest for the three months ended March 31, 2010 was $0.  Noncontrolling interest represented $17,793,000 of the total shareholders’ equity at March 31, 2010.

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

The Company’s only component of other comprehensive income is foreign currency translation gain $160,000 and $624,000 for the three months ended March 31, 2010 and 2009, respectively, and $165,000 and $463,000 for the six months ended March 31, 2010 and 2009, respectively.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

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

3. Restricted Cash

The balances of restricted cash as at March 31, 2010 and September 30, 2009 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Accounts receivable are as follows (dollars in thousands):

	March 31, 2010	September 30, 2009
Accounts receivable	$27,711	$30,903
Notes receivable-bank acceptance	378	74
Less: allowance for doubtful receivables	(1,223)	(1,221)

Total	$26,866	$29,756

5. Other receivable

Other receivable are as follows (dollars in thousands):

	March 31, 2010	September 30, 2009
Rental receivable	$2,636	$2,636
Due from third parties	10,400	9,734
Others current accounts	8,176	7,133
Less: allowance for doubtful receivables	(1,626)	(1,859)

Total	$19,586	$17,644

6. Deposits and prepayments

Deposits and prepayments are as follows (dollars in thousands):

	March 31, 2010	September 30, 2009

Related to construction	$955	$1,681
Raw materials	3,142	3,000
Related to equipment	2,927	1,303
Natural gas	531	2,303
Others	151	342

Total	$7,706	$8,629

7. Inventories

Inventories are as follows (dollars in thousands):

	March 31, 2010	September 30, 2009

Raw materials	$2,390	$2,153
Work in progress	1,200	288
Finished goods	2,430	2,159
Low value consumables	50	19

Total	$6,070	$4,619

8. Long-term investments

Sinogas General Luxi Natural Gas Equipment Co., Ltd.

On October 31, 2008, in order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with proposed annual production capacity of 4,000 steel bottles used in CNG trailer manufacturing.  The total registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on March 31, 2010) of which Sinogas has a 40% interest and the Company has a 30% interest. This joint venture company commenced operation in July 2009. At December 31, 2009, Sinogas had contributed $2.93 million, in full satisfaction of its obligations to this enterprise. For the six months ended March 31, 2010, the joint venture incurred loss at $163,146, of which $65,258 is allocated to the Company.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2010	September 30, 2009

Buildings and facility	$14,994	$15,637
Machinery equipment	17,064	15,616
Motor vehicles	1,788	2,241
Office equipment and other	974	596
Total	34,820	34,090

Accumulated depreciation	(2,958)	(2,308)
		31,782

Construction in process	26,686	23,088

Net book value	$58,548	$54,870

10. Land use rights

	March 31, 2010	September 30, 2009

Land use rights	31,789	31,495

Accumulated amortization	(1,216)	(1,125)

Net book value	$30,574	$30,370

The land use rights include six parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy, Jiaxing Lixun, and Hubei Gather. The land use rights are being amortized over the following periods, during which they are transferable and renewable, subject to government approval.

Owner	Cost	Expiration
Sinogas	$20,749	May 2057
Jingrun	4,095	December 2056
Xuancheng Sinoenergy	1,015	June 2058
Qingdao Sinoenergy	3,338	June 2058
Jiaxing Lixun	368	June 2058
Hubei Gather	525	June 2059
Total	$30,090
Wuhan Sinoenergy	1,699	*

﹡Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid.  The acquisition of the land use rights requires government approval. The amount paid under the purchase agreements is reflected on the balance sheet under “land use rights.”

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

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the March 31, 2010 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the March 31, 2010 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group for $874,000 based on the March 31, 2010 exchange rate.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress, for approximately RMB43 million. The cost of the land use right paid by the Company was approximately $1.9 million based on the March 31, 2010 exchange rate.

On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  The Company has the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  Upon completion of these steps, the land use rights will be transferred to the Land Reserve Center.

The money received by the Company is treated as a deposit and is reflected as a current liability on the balance sheet at March 31, 2010.  The transfer of of the land use rights will be recognized as a sale, and the money received as sales proceeds upon completion of the transfer of the land use rights.

In June 2008, Jiaxing Lixun acquired a land use right for $368,000, which was used for construction of a new plant.

In June 2009, Hubei Gather acquired a land use right for $535,000. The land is being used to construct a mother CNG station in Wuhan which will be used to store CNG and provide CNG to the Company’s stations.

11. Goodwill

Goodwill is as follows (dollars in thousands):

Transactions	March 31, 2010	September 30, 2009

Purchase of an additional 80% equity interest in Yuhan	$995	$995
Purchase of 90% equity in Jiaxing Lixun	619	619
Purchase of a 70% equity in Xuancheng Sinoenergy	258	258
Purchase of Jingrun	34	34

Total	$1,906	$1,906

The Company monitors the impairment of goodwill at least annually.  As of March 31, 2010, there were no indications that the carrying amount of the goodwill was impaired.

12. Other long-term assets

Other long-term assets are as follows (dollars in thousands):

	March 31, 2010	September 30, 2009

Prepaid CNG land rental	$4,484	$2,937
Plant construction in progress	11,331	3,096
CNG station equipment on order from overseas	-	342
Others	1,327	1,297

Total	$17,142	$7,672

13. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of March 31, 2010 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
China Construction Bank	Working Capital	March 16, 2010	One year	5.5755%	$4,981
China Construction Bank	Working Capital	April 20, 2009	One year	5.31%	21,974
Industrial Bank Co., Ltd.	Working Capital	May 25, 2009	One year	5.81%	381
Industrial Bank Co., Ltd.	Working Capital	June 2, 2009	One year	5.81%	645
Bank of Communication	Working Capital	July 3, 2009	One year	5.576%	147
China Merchants Bank	Working Capital	February 1, 2010	One year	5.841%	2,930
China Merchants Bank	Working Capital	March 5, 2010	One year	5.5755%	439
China Merchants Bank	Working Capital	May 8, 2009	One year	5.5755%	1,025
Hankou Bank	Working Capital	July 21, 2009	One year	5.841%	2,930
CITIC Bank	Working Capital	August 26, 2009	One year	6.372%	2,637
Industrial Bank Co., Ltd.	Working Capital	March 12, 2010	One year	5.31%	5,860
Bank of Communication	Working Capital	October 9, 2009	One year	5.841%	2,373
Bank of Communication	Working Capital	October 26, 2009	Half year	5.346%	293
Bank of Communication	Working Capital	October 29, 2009	Half year	5.346%	586
Total					$47,200

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

14. Notes payable

The balances of notes payable as at March 31, 2010 and September 30, 2009 represent the obligations in the form of promissory notes with maturity dates of less than 12 months for the purchase of raw materials.

15. Advances from Customers

Advances from customers at March 31, 2010 and September 30, 2009 consist of advances received for routine sales orders according to the Company’s sales policy.

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

17.  Long term notes payable

On September 28, 2007, the Company issued 12% guaranteed senior notes due 2012 in the principal amount of $16,000,000 and 3.0% guaranteed senior convertible notes due 2012 in the principal amount of $14,000,000.  At December 31, 2009, the 12% guaranteed senior notes had been paid in full. The convertible notes were initially convertible into common stock at an initial conversion price of $6.34 per share. The conversion price had been reduced to $4.20 as described below at March 31, 2009.

In connection with the issuance of the notes, the Company’s chief executive officer and its chairman, both of whom are directors, executed non-competition agreements with the Company, and the Company paid the investors an arrangement fee of $160,000, which was deducted from the proceeds of the notes.

The convertible notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed, converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, less interest previously paid, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital. Because of the agreement relating to payment of the convertible notes described below, the principal amount of the notes and the deferred interest are classified as current liabilities at March 31, 2010.

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

The indenture also requires the Company to pay additional interest as follows:

•
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the NASDAQ Global Market or the NASDAQ Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the Notes are outstanding. At March 31, 2010, the Company had met this listing requirement.

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

At March 31, 2010, the holders of the convertible notes have the right to convert their notes into common stock at a conversion price of $4.20 per share, reflecting a reduction in the conversion price to $5.125 per share pursuant to a supplemental indenture dated as of June 23, 2008 and a further adjustment to $4.20 per share as of March 28, 2009 based on the market price of the Company’s common stock. As March 31, 2010, the conversion price was subject to adjustment in the event of a stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders.  Other adjustment provisions had been terminated as of March 31, 2010.

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

At March 31, 2010, the Company was not in compliance with the financial covenants in the indentures relating to our 3.0% senior convertible notes due 2012 in the principal amount of $14 million. In October and December 2009, we entered into two agreements that modified the terms of the notes, the cumulative effect of which is as follows.

·	The noteholders waived compliance with the covenants at September 30, 2009 and through March 31, 2010.

·	The Company repaid our 12% senior notes in the principal amount of $16 million prior to December 31, 2009.

·
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

·
The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009. The payment was made on January 7, 2010.

·	The provision that would have resulted in a further decrease in the conversion price of the convertible notes if we did not meet certain levels of net income was eliminated.

·
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if we issue stock at a price, or issue convertible securities with a conversion or exercise price, that is less than the conversion price (presently $4.20 per share) were eliminated.

As a result of these agreements, the $14 million convertible notes are classified as current liabilities at March 31, 2010 and September 30, 2009.

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

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon conversion of the convertible notes, subject to any limitation required by Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by March 28, 2008. In the event that the registration statement has not been declared effective by the SEC on or before March 28, 2008 or if effectiveness of the Registration Statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company is required to pay additional interest at the rate of one percent 1% of the convertible notes, as described above. As of September 30, 2009, the common stock issuable upon conversion of the notes had not been registered under the Securities Act of 1933, as amended. As a result of an agreement with the noteholders, as described below, the Company made a $280,000 payment in respect of this additional interest in January 2010, and the Company has no further obligation with respect to additional interest resulting from the failure to register the underlying shares.

On October 5, 2009 and December 17, 2009, the Company entered into agreements with the holders of its $16,000,000, 12% senior notes and its $14,000,000, 3% convertible notes.  Pursuant to these agreements:

▪
The noteholders agreed to waive default of the provisions that require the Company’s common stock to be publicly traded, that require the Company to repurchase the notes upon a change of control, and that require the Company’s common stock to be traded on the NASDAQ Capital Market or the NASDAQ Global Market.

▪	The noteholders waived covenant compliance requirements at September 30, 2009 and through March 31, 2010.

▪	The Company agreed to repay the 12% senior notes in the principal amount of $16 million, At December 31, 2009, these notes had been paid in full.

▪
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

▪
The noteholders reduced the remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is to be paid by December 31, 2009.  This payment was made on January 7, 2010 with the consent of the noteholders.

▪	The provision requiring an adjustment to the conversion price of the notes based on stated annual earnings of the Company was eliminated.

▪
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if the Company issues stock at a price, or issue convertible securities with a conversion or exercise price that is less than the conversion price (presently $4.20 per share) were eliminated.

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at March 31, 2010 and September 30, 2009:

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	$13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	$12,593
Interest accrued for guaranteed 13.8% return	1,932
Amortization of beneficial conversion feature	35
Amortization of discount resulting from reset	1,519
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Interest paid	(1,804)
Balance, September 30, 2009	$10,413
Interest accrued for guaranteed 13.8% return	483
Amortization of beneficial conversion feature	9
Adjustment-interest paid	1,376
Cumulative change in accounting for conversion feature	(1,730)
Amortization of original discount	597
Interest paid	(214)
Balance, December 31, 2009	$10,934
Interest accrued for guaranteed 13.8% return	483
Amortization of beneficial conversion feature	9
Amortization of original discount	597
Interest paid	(211)
Balance, March 31, 2010	$11,812

18. Long-term bank loan

The following table summarizes the contractual long-term borrowings between various banks and the Company as of March 31, 2010 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$4,395
China Construction Bank	Construction Capital	August 28, 2009	Five years	5.76%	21,974
Rural Commercial Bank	Construction Capital	January 20, 2010	Three years	6.00%	2,637
Rural Commercial Bank	Construction Capital	March 11, 2010	Three years	6.00%	9,082
Total					$38,088

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

19. Merger Agreement with Skywide

On October 12, 2009, the Company entered into an agreement and plan of merger with Skywide, a corporation which is wholly owned by the Company’s chairman and chief executive officer, both of whom are also directors. This agreement was amended and restated on March 29, 2010.  Pursuant to the agreement, as amended and restated, the Company will be merged with a wholly-owned subsidiary of Skywide, with Skywide becoming the Company’s sole shareholder, and each share of common stock of the Company (other than shares owned by the Company, Skywide, or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

20. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the three months ended December 31, 2009 and 2008, are as follows:

Name of related party	Relationship
Anhui Gather	Joint venture entity with China New Energy in which the Company has a 20% interest
China New Energy	80% shareholder of Anhui Gather and 20% shareolder of Hubei Gather
Beijing Shanglira Capital Co, Ltd.	Controlled by Mr Tianzhou Deng and Mr Bo Huang
Skywide	Owned by Mr Tianzhou Deng and Mr Bo Huang

(1) Related party receivables (dollars in thousands)

Name of the Company	March 31, 2010	September 30, 2009
China New Energy	-None	$382 (current accounts)

Anhui Gather	-None	$44 (current accounts)

(2) Related party payables (dollars in thousands)

Name of the Company	March 31, 2010	September 30, 2009
Beijing Shanglira Capital Co, Ltd.	-$17,213 (current accounts)	-None

Skywide	-$3,000 (current accounts)	-None

In October 2009, Beijing Shanglira Capital Co., Ltd. advanced the Company $17,213,000, and in December 2009, Skywide advanced the Company $3 million. The loans are unsecured and are payable on demand.  The proceeds of the loans were used primarily to reimburse the Company for paying the Abax/CCIF senior debt during the quarter ended December 31, 2009.

(3) Related party transactions:

On November 27, 2009, the Company signed agreement with China New Energy pursuant to which the Company will transfer a 30% interest in Hubei Gather to China New Energy for $1.5 million.

On November 23, 2009, the Company signed an agreement with China New Energy pursuant to which China New Energy will transfer a 30% interest Anhui Gather to the Company for $1.5 million. In March 2010, the Company paid the contribution to Anhui Gather for the 30% interest.

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

The segment information set forth below has been derived from our unaudited financial statements for the three and six months ended March 31, 2010 and 2009.

Three Months Ended March 31, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$350	$2,613	$4,099	$1,945	$9,007
Cost of sales	302	2,000	3,840	1,397	7,539
Gross profit	48	613	259	548	1,468
Gross margin	14%	23%	6%	28%	16%
Operating expenses:
Selling expenses	22	30	210	230	492
General and administrative expenses	666	665	313	365	2,009
Total operating expense	688	695	523	595	2,501
Loss from operations	$(640)	$(82)	$(264)	$(47)	$(1,033)

Total assets	$67,078	$62,632	$66,308	$13,789	$209,807

Three Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$685	$1,671	$4,032	$583	$6,971
Cost of sales	552	960	3,640	343	5,495
Gross profit	133	711	392	240	1,476
Gross margin	19%	43%	10%	41%	21%
Operating expenses:
Selling expenses	40	10	(52)	76	74
General and administrative expenses	310	2,421	447	204	3,382
Total operating expense	350	2,431	395	280	3,456
Loss from operations	$(217)	$(1,720)	$(3)	$(40)	$(1,980)

Total assets	$31,480	$65,032	$36,610	$7,869	$140,991

Six Months Ended March 31, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,503	$4,681	$8,848	$4,503	$21,535
Cost of sales	3,218	3,460	8,190	3,353	18,221
Gross profit	285	1,221	658	1,150	3,314
Gross margin	8%	26%	7%	26%	15%
Operating expenses:
Selling expenses	53	73	315	383	824
General and administrative expenses	1,148	1,801	919	606	4,474
Total operating expense	1,201	1,874	1,234	989	5,298
Income (loss) from operations	$(916)	$(653)	$(576)	$161	$(1,984)

Six Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,821	$7,450	$8,783	$2,845	$22,899
Cost of sales	2,773	4,466	7,423	1,959	16,621
Gross profit	1,048	2,984	1,360	886	6,278
Gross margin	27%	40%	15%	31%	27%
Operating expenses:
Selling expenses	98	32	256	202	588
General and administrative expenses	588	2,878	841	432	4,739
Total operating expense	686	2,910	1,097	634	5,327
Income from operations	$362	$74	$263	$252	$951

22. Capital Stock

As of March 31, 2010, the Company had the following shares of common stock reserved for issuance:

•	555,359 shares issuable upon exercise of warrants;

•	3,333,334 shares issuable upon conversion of 3% senior convertible notes;

•
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan, of which options to purchase 790,000 shares were outstanding.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2009	85,715	369,644	75,000	25,000	555,359
Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at March 31, 2010	85,715	369,644	75,000	25,000	555,359

As at March 31, 2010, the weighted average exercise price for all warrants is $2.79. None of the outstanding warrants is subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,360 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.

Stock options

Pursuant to the 2006 long-term incentive plan, each newly-elected independent director receives, at the time of his or her election, a five-year option to purchase 15,000 shares of common stock at the fair market value on the date of his or her election. The plan provides for the annual grant to each independent director of an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year, at market price, commencing in 2007. Pursuant to the automatic grant provisions of the plan, in June 2006, the Company issued to its independent directors, options to purchase an aggregate of 60,000 shares of common stock at $1.30 per share, being the fair market value on the date of grant.

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

	Shares subject to options	Weighted Average exercise price scope	Remaining Contractual life(years)
Options outstanding at September 30, 2009	790,000	$1.32-8.20	4.17
Options granted during the period	-	-	-
Options outstanding at March 31, 2010	790,000	1.32-8.20	3.67
Options exercisable at March 31, 2010	711,800	$3.55	3.76

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

The share-based compensation expense during the three and six months ended March 31, 2010 was $16,000 and $80,000 respectively, which was charged to operations as general and administrative expense.

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

The details for the fully diluted outstanding shares for the six months ended March 31, 2010 and 2009 are as follows:

	Six months ended March 31, 2010	Six months ended March 31, 2009
Weighted average common stock outstanding during period	15,922,391	15,942,336
Common stock issuable pursuant to warrants	Anti-dilutive	-
Common stock issuable upon conversion of 3% convertible notes	Anti-dilutive	-
Common stock issuable upon exercise of options outstanding during the period	Anti-dilutive	-
Total diluted outstanding shares	15,922,391	15,942,336

Because the Company sustained a loss for the six months ended March 31, 2010, the shares issuable upon exercise of options and warrants and upon conversion of convertible notes would be anti-dilutive.

24. Commitments and Contingencies

Litigation

The Company is a defendant in a purported class action commenced on October 16, 2009 in the Supreme Court of the State of New York, Nassau County, by alleged class representative plaintiffs Stephen Trecaso and Linda Watts against the Company and its directors which alleges a claim for breach of fiduciary duty, and which makes a demand for injunctive relief or alternatively, damages arising out of the merger agreement.  The complaint generally alleges that the Company and the board of directors engaged in a defective sales process which will permit Skywide to buy the Company for an unfair price.   The Company filed motions to dismiss this action on the grounds that there is no jurisdiction over the Company or Mr. Robert Adler in New York and that Mr. Adler was not properly served.  These motions have been adjourned pending the settlement hearing.

The Company is a defendant in three other class actions that have been filed against the Company, its directors and Skywide in the Eighth Judicial District Court of the State of Nevada in and for Clark County which allege a claim for breach of fiduciary duty and which also make a demand for injunctive relief for a meaningful auction with third parties or alternatively, damages arising out of the merger agreement. The alleged class representative plaintiffs in each of those three actions and the respective dates of commencement of those actions are (i) Robert E. Guzman, October 27, 2009, (ii) Carol Karch, October 27, 2009 and (iii) Robert Grabowski, November 2, 2009.  As of the date of this report, only the Company and directors Robert I. Adler and Greg Marcinkowski have been served in these three actions.  The complaints generally allege that the Company and the board of directors engaged in a defective sales process which will permit Skywide to buy the Company for an unfair price and permitted Skywide disclosure of material inside information.  The Company and Mr. Marcinkowski removed each of these actions to the United States District Court for the District of Nevada, where they are presently pending.  Plaintiffs have filed motions seeking to remand the actions back to the Nevada State Courts; however, these motions have been adjourned pending the settlement hearing..

On March 5, 2010, counsel for all of the plaintiffs and all of the defendants in the three actions entered into a memorandum of understanding  proposing settlement of the four actions, which was formalized into a stipulation of settlement.  Before the Company can  proceed with the shareholders’ meeting and call for a vote  on the proposal to approve the merger, the terms of the settlement, and the amount of attorneys’ fees and disbursements to be awarded to and apportioned among  counsel for the plaintiffs in the four actions must be approved by the federal court in the Nevada Actions.

The terms of the proposed settlement, as set forth in the memorandum of understanding, provide that:

•	the provisions of the original merger agreement, which accorded to Skywide a right to match or top an offer deemed by our board to be a “Superior Proposal,” would be eliminated;

•	any termination fee payable to Skywide would be limited to Skywide’s actual expenses, and would be subject to a cap of 3% of the total value of the merger transaction, which is $552,861;

•
an updated fairness opinion would be – and has been – obtained and a discussion contained in the preliminary proxy statement of the fairness opinion that we originally filed would be revised so as to reflect the substance of the updated fairness opinion;

•
counsel for the plaintiffs in the four actions could conduct, and they have already conducted, certain pre-trial confirmatory discovery consisting of a review of an agreed upon list of documents, the deposition of the chairman of the special committee of the board of directors and one of the members of the Brean Murray team who conducted the analysis upon which Brean Murray has based its fairness opinion and updated opinion;

•
counsel for the plaintiffs in the four actions would be, and they were, given two opportunities to review and provide comments regarding the disclosures that we make in this proxy statement, and we would consider such comments in good faith in making a determination whether and to what extent to incorporate such comments into the final version of the proxy statement;

•
counsel for the plaintiffs in the four actions would apply for an award of counsel fees (including costs and expenses), based upon the benefits that the settlement will provide to Sinoenergy’s shareholders, in an amount not to exceed, in the aggregate, $470,000;

•
the Company and its directors as well as Skywide vigorously deny any wrongdoing or liability with respect to all claims asserted in the four actions, including that they have committed any violations of law, that they have acted improperly in any way, that they have any liability or owe any damages of any kind to the class of plaintiffs and that the class of plaintiffs would release them from any and all claims, whether known or unknown, that they know or suspect exist at the time of the release; and

•	for dismissal with prejudice of the four actions.

On March 17, 2010, following a fairness hearing, the court approved the settlement, plaintiff’s motion for attorney’s fees and dismissed the Nevada actions.  Pursuant to the stipulation of settlement, the plaintiff in the New York action agreed to the dismissal of that action as well.

Contractual Obligations

The Company has the following material contractual obligations and capital expenditure commitments:

Lixun has agreed to contribute $58,574 to Yichang Liyuan Power Technology Company for a 40% equity interest. As of March 31, 2010, Lixun contributed $29,290 and the Company’s commitment for future funding was $29,290.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at March 31, 2010, the Company will pay a total of $5.73 million during through 2039.

Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, of which approximately $732,000 has been paid. The acquisition of the land requires government approval.  See Note 10.

The Company’s commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $405,000 as of March 31, 2010.

The Company’s commitment for the construction of a new plant for Jiaxing Lixun was $321,000 as of March 31, 2010.

The Company’s commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,796,000 as of March 31, 2010.

25. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The total provision for such employee benefits was $127,841 and $102,639 for the three months ended March 31, 2010 and 2009, respectively, and $204,020 and $203,733 for the six months ended March 31, 2010 and 2009, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

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

26.  Significant Concentrations

In the CNG station facilities and construction segment, the Company manufactures,, sells and installs CNG vehicle and gas station equipment. The Company provides products for third party companies that operate fixed and/or mobile CNG filling stations and it designs the CNG station construction plans, constructs CNG stations, and installs CNG station equipment and related systems.

These products and services are designed to meet the customer specifications.  Sales in this segment are dependent upon the Company developing a continuing stream of business so that it does not incur a significant lag between the time the Company completes one contract and starts another.  Although the Company does not have a long history of operations in this business, the Company anticipates that its major customers will vary from period to period.

In the three months ended March 31, 2010, one customer of the station facilities and construction segment accounted for 28.7% of total sales and at March 31, 2010, approximately 53.9% of accounts receivable were from this customer.

In the three months ended March 31, 2009, one customer of the station facilities and construction segment accounted for 23.6% of our total sales and at March 31, 2009, approximately 53.4% of accounts receivable was from this customer. The following table sets forth information as to the sales generated from these customers for the three months ended March 31, 2010 and 2009 (dollars in thousands):

Name	Three Months Ended March 31, 2010		Thee Months Ended March 31, 2009
	Dollars	Percent	Dollars	Percent
Wuhan Lvneng Gas Transportation Co.,	$2,585	53.9%	$14,601	53.4%

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008 we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this purpose, we raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. For the six months ended March 31, 2010, our gross margin from this segment was 7%, as compared with 15% in the comparable quarter of the prior year.  The operation of CNG stations is reported as a separate segment.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  Although the Chinese economy is showing signs of growth, we cannot assure you that any economic growth will benefit our businesses. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing our CNG filling stations or the market for our conversion kits. However, these factors were a significant reason for our reduced gross margin and our net loss for the three and six months ended March 31, 2010.

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

In September 2007, we issued our 12% senior notes due 2012 in the principal amount of $16,000,000, which were paid in December 2009, and 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.  The indentures relating to these notes included financial covenants, which were amended on May 19, 2009.  We were not in compliance with these covenants at September 30, 2009 or December 30, 2009, and the note holders waived compliance with the covenants at both of these dates.  In October and December 2009, we entered into agreements with the holders of the 12% senior notes and the 3% convertible notes.  Pursuant to these agreements, we paid the 12% senior notes in full in December 2009.  Pursuant to the December 17, 2009 agreement, (i) we agreed to pay the $14,000,000 convertible notes, including interest to provide the holders with a 13.8% yield to maturity, after giving effect to current interest payments made at the annual rate of 3.0% per annum, would be paid in two installments following completion of the merger with Skywide, with the first payment of $5,000,000 being due ten days after the effectiveness of the merger and the balance 30 days thereafter, (ii) the requirement that we meet certain net income levels for 2008 and 2009 were eliminated, (iii) the provisions that would have resulted in a reduction in the conversion price of the convertible notes if we sold common stock or securities convertible into common stock were eliminated and (v) the liquidated damages due for failing to register the shares of common stock issuable upon conversion of the notes was reduced to $280,000, which was due by December 31, 2009, and was paid on January 7, 2010, with the consent of the noteholders.   As a result of our agreement to pay the convertible notes upon completion of the merger with Skywide, we have classified the principal and the deferred interest as current at September 30, 2009 and March 31, 2010.

Our accounts receivable decreased from $29.8 million at September 30, 2009 to $26.5 million at March 31, 2010.  At September 30, 2009, our accounts receivable were outstanding for an average of 225 days.  At December 31, 2009, our accounts receivable were outstanding for an average of 240 days.  At March 31, 2010, we had a note receivable of $2.0 million resulting from the termination of a sublease for which no payments had been made by the tenant.  Our failure to collect our receivables in the normal course of business could impair our ability to continue in business.

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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of May 10, 2010, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations in Wuhan are in the final stages of construction, and four stations in Wuhan were in the preliminary planning stage.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

Three Months Ended March 31, 2010 and 2009

The information set forth below represents segment information for the three months ended March 31, 2010 and 2009.

Three Months Ended March 31, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$350	$2,613	$4,099	$1,945	$9,007
Cost of sales	302	2,000	3,840	1,397	7,539
Gross profit	48	613	259	548	1,468
Gross margin	14%	23%	6%	28%	16%
Operating expenses:
Selling expenses	22	30	210	230	492
General and administrative expenses	666	665	313	365	2,009
Total operating expense	688	695	523	595	2,501
Loss from operations	$(640)	$(82)	$(264)	$(47)	$(1,033)

Total assets	$67,078	$62,632	$66,308	$13,789	$209,807

Three Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$685	$1,671	$4,032	$583	$6,971
Cost of sales	552	960	3,640	343	5,495
Gross profit	133	711	392	240	1,476
Gross margin	19%	43%	10%	41%	21%
Operating expenses:
Selling expenses	40	10	(52)	76	74
General and administrative expenses	310	2,421	447	204	3,382
Total operating expense	350	2,431	395	280	3,456
Loss from operations	$(217)	$(1,720)	$(3)	$(40)	$(1,980)

Total assets	$31,480	$65,032	$36,610	$7,869	$140,991

Net Sales. Net sales for the three months ended March 31, 2010 (“March 2010 quarter”) were approximately $9.0 million, an increase of approximately $2.0 million, or 22%, from sales of approximately $7.0 million for the three months ended March 31, 2009 (“March 2009 quarter”).  This increase resulted from the segment of vehicle conversion kits, namely, an increase of approximately $1.4 million, or 64%, in sales from the vehicle conversion kits, and an increase of approximately $0.9 million for CNG station facilities and construction, which was offset by an approximately $0.3 million decline in customized pressure containers. Revenue from CNG station operations remained relatively constant.

Cost of Sales; Gross Margin. The cost of sales for the March 2010 quarter was approximately $7.5 million, an increase of approximately 27% from approximately $5.5 million for the March 2009 quarter. Our overall gross margin decreased from 21% to 16% from the March 2009 quarter to the March 2010 quarter for the following reasons:

•
Our gross margin for the customized pressure containers decreased from 19% to 14%. Since these products are customized, with wide range of gross margin because of the variety of the products. We had to reduce our prices to meet competition during a period of general economic downturn without a reduction in our cost.  As a result we sustained a significantly lower gross margin in this segment.

•
Our gross margin for the CNG station facilities and construction decreased from 43% to 23% because we had to reduce our prices to meet competition. Also, we began to design and sell other kinds of CNG station facilities with different gross margin with traditional CNG station facilites.

•
Our gross margin for the operation of our CNG stations decreased from 10% to 6%. The cost of natural gas increased approximately 10% and the freight costs (the transmission of the CNG to our stations), which are included in cost of sales, increased approximately 10%, which significantly affected the gross margin in this segment. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

Selling Expenses.  Selling expenses increased approximately $418,000, from the March 2009 quarter to the March 2010 quarter.  Our selling expenses include land rental for the CNG stations, and reflects land rented for this segment which was increased a lot compared with that in March 2009 quarter.

General and Administrative Expenses.  General and administrative expenses deccreased approximately $1.4 million, or 41%. This decrease resulted from a $1.8 million bad debt charge in the March 2009 quarter as a result of a writeoff of a rental receivable.  Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal and audit costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the March 2010 quarter was approximately $1.7 million, as compared with $1.1 million for the March 2009 quarter. In the March 2010 quarter, we increased our bank borrowings to expand our CNG station operation and manufacturing plant, which also increased interest expense. In addition, amortization of original issuance discount from issuance of the convertible notes was $597,000 in the March 2010 quarter.

Income Taxes.  Our income taxes increased from $46,000 of March 2009 quarter to $75,000 of March 2010 quarter.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Lixun was recognized as a high-tech enterprise, and its tax rate is 15% from January 2008.

Non-controlling Interest.  The minority interest, of $39,000 in March 2010 quarter and a $429,000 in March 2009 quarter, represents the share of the income of our majority-owned subsidiaries that is allocated to the subsidiaries’ minority equity owners.

Net Income (loss).  As a result of the foregoing, we had a net loss of approximately $1.6 million, or $0.10 per share (basic and diluted), for March 2010 quarter, as compared with net loss of approximately $2.8 million, or $0.18 per share (basic and diluted) for the March 2009 quarter.

Comprehensive Income (Loss).  Our comprehensive loss for the March 2010 quarter was $1.4 million, as compared with comprehensive loss of $2.2 million for the March 2009 quarter. Other comprehensive income items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $160,000 in March 2010 quarter and $624,000 in March 2009 quarter.

Six Months Ended March 31, 2010 and 2009

The information set forth below represents segment information for the six months ended March 31, 2010 and 2009.

Six Months Ended March 31, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,503	$4,681	$8,848	$4,503	$21,535
Cost of sales	3,218	3,460	8,190	3,353	18,221
Gross profit	285	1,221	658	1,150	3,314
Gross margin	8%	26%	7%	26%	15%
Operating expenses:
Selling expenses	53	73	315	383	824
General and administrative expenses	1,148	1,801	919	606	4,474
Total operating expense	1,201	1,874	1,234	989	5,298
Income from operations	$(916)	$(653)	$(576)	$161	$(1,984)

Six Months Ended March 31, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$3,821	$7,450	$8,783	$2,845	$22,899
Cost of sales	2,773	4,466	7,423	1,959	16,621
Gross profit	1,048	2,984	1,360	886	6,278
Gross margin	27%	40%	15%	31%	27%
Operating expenses:
Selling expenses	98	32	256	202	588
General and administrative expenses	588	2,878	841	432	4,739
Total operating expense	686	2,910	1,097	634	5,327
Income from operations	$362	$74	$263	$252	$951

Net Sales. Net sales for the six months ended March 31, 2010 (“the first half year of 2010”) were approximately $21.5 million, a decrease of approximately $1.4 million, or 6%, from sales of approximately $22.9 million for the six months ended March 31, 2009 (“the first half year of 2009”).  This decrease resulted principally from a decrease of approximately $2.8 million in sales from the CNG station facilities and construction which was partially offset by an increase of approximately $1.4 million in sales from the vehicle conversion kits..

Cost of Sales; Gross Margin. The cost of sales for the first half year of 2010 was approximately $18.2 million, an increase of approximately 9% from approximately $16.2 million for the first half year of 2009. Our overall gross margin decreased from 27% to 15% from the first half year of 2009 to the first half year of 2010 for the following reasons:

•
Our gross margin for the customized pressure containers decreased from 27% to 8%. Since these products are customized, with wide range of gross margin because of the variety of the products. We had to reduce our prices to meet competition during a period of general economic downturn without a reduction in our cost.  As a result we sustained a significantly lower gross margin in this segment.

•
Our gross margin for the CNG station facilities and construction decreased from 40% to 26% because we had to reduce our prices to meet competition. Also, the Company began to design and sell other kinds of CNG station facilities with different gross margin with traditional CNG station facilities.

•
Our gross margin for the operation of our CNG stations decreased from 15% to 7%. The cost of natural gas increased approximately 10% and the freight costs (the transmission of the CNG to our stations), which are included in cost of sales, increased approximately 10%, which significantly affected the gross margin in this segment. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

Selling Expenses.  Selling expenses increased approximately $236,000, from the first half year of 2009 to the first half year of 2010.  Our selling expenses include land rental for the CNG stations, and reflects land rented for this segment which was increased significantly for more leases. In addition, selling expenses for the vehicle conversion kits segment increased along with sales in this segment.

General and Administrative Expenses.  General and administrative expenses increased slightly. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal and audit costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments.

Interest Expense.  Interest expense for the first half year of 2010 was approximately $3.7 million, as compared with $2.7 million for the first half year of 2009. In the first half year of 2010, we increased our bank borrowings to expand our CNG station operation and manufacturing plant, which also increased interest expense. In addition, amortization of original issuance discount from issuance of the convertible notes was $1.2 million in the first half year of 2010.

Change in Fair Value of Derivative Liability.  At September 30, 2009, our 3% convertible notes included a provision pursuant to which the conversion price of the notes can be reduced as a result of our sales of stock at a price below the conversion price or by our failure to meet certain net income levels.  In addition, the conversion price is reflected in terms of U.S. dollars, which is our reporting currency, and not RMB, which is our operating currency.  Effective October 1, 2009, we are required to change the conversion feature classification from equity based to a derivative liability. The cumulative change to this new accounting has been reflected on October 1 as an adjustment to additional paid in capital and retained earnings. For the first half year of 2010 we incurred a gain of $277,458, reflecting the change in the value of the derivative liability from September 30, 2009 to March 31, 2010. This gain is a non-cash gain that did not affect our operations, and there was no comparable charge for the March 2010 quarter or the first half year of 2009..

Income Taxes.  Our income taxes decreased from $526,000 of the first half year of 2009 to $421,000 of the first half year of 2010.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Lixun was recognized as a high-tech enterprise, and its tax rate is 15% from January 2008.

Non-controlling Interest.  The minority interest, of $396,000 in the first half year of 2010 and $526,000 in the first half year of 2009, represents the share of the income of our majority-owned subsidiaries that is allocated to the subsidiaries’ minority equity owners.

Net Income (loss).  As a result of the foregoing, we had a net loss of approximately $7,429,000, or $0.47 per share (basic and diluted), for the first half year of 2010, as compared with net loss of approximately $1,137,000, or $0.07 per share (basic and diluted) for the March 2009 quarter.

Comprehensive Income (Loss).  Our comprehensive loss for the first half year of 2010 was $7,264,000 as compared with comprehensive loss of $674,000 for the first half year of 2009. Other comprehensive income items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $165,000 in the first half year of 2010 and $463,000 in the first half year of 2009.

Liquidity and Capital Resources

At March 31, 2010, we had cash of approximately $34.8 million, an increase of approximately $16.3 million (excluding restricted cash of $285,000 at March 31, 2010 and $1.4 million at September 30, 2009), from September 30, 2009. At March 31, 2010, we had a working capital deficiency of approximately $18.6 million and shareholders’ equity of approximately $39.2 million, compared with working capital deficiency of approximately $9.1 million and shareholders’ equity of approximately $46.2 million at September 30, 2009. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	31-Mar-10	30-Sep-09	Change	Percent Change
ASSETS
CURRENT ASSETS
Cash	$34,500	$18,237	16,263	89.2%
Restricted cash	285	1,413	(1,128)	-79.8%
Accounts and notes receivable, net	26,886	29,756	(2,870)	-9.6%
Inventories	6,070	4,619	1,451	31.4%
Other receivables, net	19,586	17,644	1,942	11.0%
Deposits and prepayments	7,706	8,629	(923)	-10.7%
Due from related party	0	426	(426)	-100.0%
Deferred expenses	14	63	(49)	-77.8%

CURRENT LIABILITIES
Short-term loans	$47,200	$44,223	$2,977	6.7%
Notes payable	308	4,583	(4,275)	-93.3%
Accounts payable	6,910	5,193	1,717	33.1%
Advances from customers	1,187	2,100	(913)	-43.5%
Additional interest on notes	0	280	(280)	-100.0%
Income taxes payable	440	475	(35)	-7.4%
Other payables	22,689	5,783	16,906	292.3%
Due to related party	20,213	0	20,213	0.0%
Accrued expenses	441	538	(97)	-18.0%
Deferred income	15	38	(23)	-60.5%
Derivative Liability	2,428	0	2,428	0.0%
Long-term Notes payable (current portion)	11,812	26,667	(14,855)	-55.7%

Total current assets	$95,047	$80,787	$14,260	17.7%
Less: total current liabilities	113,643	89,880	23,763	26.4%

Working capital deficiency	(18,596)	(9,093)	(9,503)	104.5%

At March 31, 2010, we required substantial capital to meet the required payments toward the $14 million convertible senior notes and to maintain the level of cash flows needed for continuing operations.  We can give no assurance that we will be able to raise such capital.  We have limited financial resources until such time that we are able to generate additional financing or cash flow from operations.  Our ability to establish profitability and positive cash flow is dependent upon our ability both to raise funds to finance our immediate cash requirements and to market our products in anticipation of a recovery in China of those industries we serve, including the CNG market.  If we are unable to raise adequate capital to meet the payment required to pay the remaining principal and interest on the notes and cash flows needed for operations, it is likely we would have to substantially curtail, if not terminate, our business activity.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in our consolidated financial statements we incurred substantial losses during the six months ended March 31, 2010 and following our previously reported significant losses for the year ended September 30, 2009, and we are continuing to incur losses.  We are also liable for substantial repayment of bank notes and convertible senior notes and well as advance of $20.2 million from related parties. These factors, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time.

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

For the six months ended March 31, 2010, we used net cash of $1.5 million in operating activities. Working capital decreased by approximately $10.7 million from September 30, 2009 to March 31, 2010 primarily as a result of funding net losses and the $3.6 million derivative liability which did not exist at September 30, 2009 as well as the advance from related parties and the purchase of property, plant and equipment.  The $3.6 million derivative liability is a non-cash item resulting from the reclassification of our convertible notes to reflect a derivative liability.

At March 31, 2010, we were not in compliance with the financial covenants in the indentures relating to our 3.0% senior convertible notes due 2012 in the principal amount of $14 million. In October and December 2009, we entered into two agreements that modified the terms of the notes, the cumulative effect of which is as follows.

▪	The noteholders waived compliance with the covenants at September 30, 2009 and through March 31, 2010.

▪	We repaid our 12% senior notes in the principal amount of $16 million prior to December 31, 2009.

▪
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

▪
The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009. The payment was made on January 7, 2010.

▪	The provision that would have resulted in a further decrease in the conversion price of the convertible notes if we did not meet certain levels of net income was eliminated.

▪
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if we issue stock at a price, or issue convertible securities with a conversion or exercise price, that is less than the conversion price (presently $4.20 per share) were eliminated.

As a result of these agreements, the $14 million convertible notes are classified as current liabilities at March 31, 2010 and September 30, 2009.

For the six months ended March 31, 2010, net cash used by operating activities was $1.5 million, primarily related to the consolidated       , partially offset by a $2.9 million decrease in accounts receivable.

Net cash of $2.2 million provided by investing activities for the six months ended March 31, 2010. This was due primarily to $16.4 million relatively related to the transfer of land use rights and offset by the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment at $13.8 million.

On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  We have the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  Upon completion of these steps, the land use rights will be transferred to the Land Reserve Center.

The money received by us is treated as a deposit and is reflected as a current liability on the balance sheet at March 31, 2010.  The transfer of of the land use rights will be recognized as a sale, and the money received as sales proceeds upon completion of the transfer of the land use rights.

Net cash provided by financing activities was $15.7 million for the six months ended March 31, 2010, primarily related to $31.5 million in new loans from domestic banks in China, $20.2 million in loans from related parties, which were offset by the repayment of $15.5 million in the 12% senior notes and the repayment of $20.5 million in the bank loans.

We will continue to incur capital expenditures for the CNG station segment in the future. It is necessary for us to plan, construct and equip each CNG station before we can generate any revenue.

Our agreement relating to the $14 million principal amount of convertible notes have covenants which could impair our ability to raise additional funds while the notes are outstanding. These covenants include the following:

•
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 3.5 to 1.0, and (ii) the leverage ratio would not exceed 3.75 to 1.00, provided, that Sinogas continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined. At March 31, 2010, our fixed charge coverage ratio was negative 0.79 to 1.00, and our leverage ratio was negative 14.15 to 1.00.

•
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35 thereafter. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.  At March 31, 2010, our fixed charge coverage ratio was negative 0.79 to 1.00, and our leverage ratio was negative 14.15 to 1.00, and our consolidated subsidiary debt to consolidated net tangible asset ratio was 0.65 to 1.00.

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

As of March 31, 2010, we were not in compliance with the financial covenants; however, the note holders agreed to waive the covenants at September 30, 2009 and through March 31, 2010 as long as we comply with the covenants in the December 17, 2009 agreement.  However, we cannot assure you that the noteholders will continue to waive compliance with these covenants in future quarter,

On October 12, 2009, we entered into an agreement and plan of merger with Skywide, which is owned by Mr. Deng, chairman and a director, and Mr. Huang, chief executive officer and a director.  This agreement was amended and restated on March 29, 2010.  Pursuant to the agreement as amended and restated, the Company will be merged with a wholly-owned subsidiary of Skywide, with Skywide becoming the Company’s sole shareholder, and each share of common stock of the Company (other than shares owned by the Company, Skywide, or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

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

Commitments

The Company has the following material contractual obligations and capital expenditure commitments:

Lixun has agreed to contribute $58,574 to Yichang Liyuan Power Technology Company for a 40% equity interest. As of March 31, 2010, Lixun contributed $29,290 and the Company’s commitment for future funding was $29,290.

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at March 31, 2010, the Company will pay a total of $5.73 million during through 2039.

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

The Company’s commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $405,000 as of March 31, 2010.

The Company’s commitment for the construction of a new plant for Jiaxing Lixun was $321,000 as of March 31, 2010.

The Company’s commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,796,000 as of March 31, 2010.

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

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.  The Company  adopted this pronouncement on October 1, 2009.  The Company’s financial statements for the three and six months ended March 31, 2010 reflect the effect of this pronouncement.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including our chief executive and chief financial officers, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a purported class action commenced on October 16, 2009 in the Supreme Court of the State of New York, Nassau County, by alleged class representative plaintiffs Stephen Trecaso and Linda Watts against the Company and its directors which alleges a claim for breach of fiduciary duty, and which makes a demand for injunctive relief or alternatively, damages arising out of the merger agreement.  The complaint generally alleges that we and the board of directors engaged in a defective sales process which will permit Skywide to buy us for an unfair price.   We filed motions to dismiss this action on the grounds that there is no jurisdiction over the Company or Mr. Robert Adler in New York and that Mr. Adler was not properly served.  These motions have been adjourned pending the settlement hearing.

We are a defendant in three other class actions that have been filed against us, our directors and Skywide in the Eighth Judicial District Court of the State of Nevada in and for Clark County which allege a claim for breach of fiduciary duty and which also make a demand for injunctive relief for a meaningful auction with third parties or alternatively, damages arising out of the merger agreement. The alleged class representative plaintiffs in each of those three actions and the respective dates of commencement of those actions are (i) Robert E. Guzman, October 27, 2009, (ii) Carol Karch, October 27, 2009 and (iii) Robert Grabowski, November 2, 2009.  As of the date of this report, only we and directors Robert I. Adler and Greg Marcinkowski have been served in these three actions.  The complaints generally allege that we and the board of directors engaged in a defective sales process which will permit Skywide to buy us for an unfair price and permitted Skywide disclosure of material inside information.  We and Mr. Marcinkowski removed each of these actions to the United States District Court for the District of Nevada, where they are presently pending.  Plaintiffs have filed motions seeking to remand the actions back to the Nevada State Courts; however, these motions have been adjourned pending the settlement hearing..

On March 5, 2010, counsel for all of the plaintiffs and all of the defendants in the four actions entered into a memorandum of understanding  proposing settlement of the four actions, which was formalized into a stipulation of settlement.  Before the Company can  proceed with the shareholders’ meeting and call for a vote  on the proposal to approve the merger, the terms of the settlement, and the amount of attorneys’ fees and disbursements to be awarded to and apportioned among  counsel for the plaintiffs in the four actions must be approved by the federal court in the Nevada Actions.

The terms of the proposed settlement, as set forth in the memorandum of understanding, provide that:

•	the provisions of the original merger agreement, which accorded to Skywide a right to match or top an offer deemed by our board to be a “Superior Proposal,” would be eliminated;

•	any termination fee payable to Skywide would be limited to Skywide’s actual expenses, and would be subject to a cap of 3% of the total value of the merger transaction, which is $552,861;

•
an updated fairness opinion would be – and has been – obtained and a discussion contained in the preliminary proxy statement of the fairness opinion that we originally filed would be revised so as to reflect the substance of the updated fairness opinion;

•
counsel for the plaintiffs in the four actions could conduct, and they have already conducted, certain pre-trial confirmatory discovery consisting of a review of an agreed upon list of documents, the deposition of the chairman of the special committee of the board of directors and one of the members of the Brean Murray team who conducted the analysis upon which Brean Murray has based its fairness opinion and updated opinion;

•
counsel for the plaintiffs in the four actions would be, and they were, given two opportunities to review and provide comments regarding the disclosures that we make in this proxy statement, and we would consider such comments in good faith in making a determination whether and to what extent to incorporate such comments into the final version of the proxy statement;

•
counsel for the plaintiffs in the four actions would apply for an award of counsel fees (including costs and expenses), based upon the benefits that the settlement will provide to Sinoenergy’s shareholders, in an amount not to exceed, in the aggregate, $470,000;

•
the Company and its directors as well as Skywide vigorously deny any wrongdoing or liability with respect to all claims asserted in the four actions, including that they have committed any violations of law, that they have acted improperly in any way, that they have any liability or owe any damages of any kind to the class of plaintiffs and that the class of plaintiffs would release them from any and all claims, whether known or unknown, that they know or suspect exist at the time of the release; and

•	for dismissal with prejudice of the four actions.

On March 17, 2010, following a fairness hearing, the court approved the settlement, plaintiff’s motion for attorney’s fees and dismissed the Nevada actions.  Pursuant to the stipulation of settlement, the plaintiff in the New York action agreed to the dismissal of that action as well.

Item 5.  Other Information.

On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  The Company has the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  Upon completion of these steps, the land use rights will be transferred to the Land Reserve Center.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: May 19, 2010	/s/ Bo Huang
Bo Huang, Chief Executive Officer

/s/ ShiaoMing Sheng
Dated: May 19, 2010	Chief Financial Officer