Form 10-Q/A
period 2010-03-31
Sinoenergy CORP
filed 2010-07-07
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q /A
(Amendment No. 1)

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

SINOENERGY CORPORATION.
(Registrant)

Dated: July 7 , 2010	/s/ Bo Huang
Bo Huang, Chief Executive Officer

/s/ ShiaoMing Sheng
Dated: July 7 , 2010	Chief Financial Officer