Form 10-Q
period 2010-06-30
Sinoenergy CORP
filed 2010-08-23
CIK 1107563

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2010

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

As of August 15, 2010, the Registrant had 15,922,391 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SINOENERGY CORPORATION AND SUBSIDIARIES

Sinoenergy Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands of United States dollars)

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,887	$18,237
Restricted cash	277	1,413
Accounts receivable, net	33,813	29,756
Inventories	7,532	4,619
Other receivable, net	26,701	17,644
Due from related party	-	426
Deposits and prepayments	9,091	8,629
Deferred expenses	29	63
TOTAL CURRENT ASSETS	101,330	80,787

Long-term investments	6,075	4,905
Property, plant and equipment, net	72,316	54,870
Intangible assets	85	116
Land use rights	20,074	30,370
Other long term assets	7,931	7,672
Goodwill	1,906	1,906
Deferred tax asset	43	20
TOTAL NON-CURRENT ASSETS	108,430	99,859

TOTAL ASSETS	$209,760	$180,646

CURRENT LIABILITIES
Short-term bank loan	$41,762	$44,223
Notes payable	311	4,583
Accounts payable	11,188	5,193
Advances from customers	979	2,100
Additional interest payable under convertible note indenture	-	280
Income taxes payable	523	475
Construction payables	1,929	2,982
Other payables	6,583	2,801
Due to related party	30,410	-
Accrued expenses	463	538
Deferred income	6	38
Derivative liability	2,418	-
Current portion of long-term notes payable	12,901	26,667
TOTAL CURRENT LIABILITIES	109,473	89,880

Long-term bank loan	38,287	26,358
Deferred tax liabilities	1,095	1,095
TOTAL LIABILITIES	148,855	117,333

Commitments

SHAREHOLDERS’ EQUITY
Common stock- par value $0.001 per share; Authorized - 50,000,000 shares; Issued and outstanding- 15,922,391 shares at June 30, 2010 and September 30, 2009	16	16
Additional paid-in capital	27,226	34,543
Retained earnings	9,235	6,850
Accumulated other comprehensive income	5,340	4,772
Total parent shareholders’ equity	41,817	46,181
Non-controlling interest	19,088	17,132

TOTAL SHAREHOLDERS’ EQUITY	60,905	63,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$209,760	$180,646

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Three Months Ended June 30,
	2010	2009
NET SALES	$16,361	$7,710
COST OF SALES	(12,386)	(6,240)
GROSS PROFIT	3,975	1,470

OPERATING EXPENSES
Selling expenses	478	394
General and administrative expenses	1,738	1,461

TOTAL OPERATING EXPENSES	2,216	1,855

INCOME(LOSS) FROM OPERATIONS	1,759	(385)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liability	10	-
Gain (loss) from unconsolidated entity	23	(11)
Interest expense	(1,153)	(1,518)
Additional interest payable under convertible note indenture	-	(140)
Gain from the sale of land use right	2,992	-
Other income, net	34	16

OTHER INCOME (EXPENSES), NET	1,906	(1,653)

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	3,665	(2,038)
Income tax provision	(149)	(431)
CONSOLIDATED NET INCOME (LOSS)	3,516	(2,469)
Noncontrolling interest	(1,292)	19
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	2,224	(2,450)
Other comprehensive income:
Foreign currency translation adjustments	403	35
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)	$2,627	$(2,415)
Net Income (Loss) Per Common Share
Basic	$0.14	$(0.15)
Diluted	$0.14	$(0.15)
Weighted Average Common Shares Outstanding
Basic	15,922	15,942
Diluted	15,922	15,942

The accompanying notes are an integral part of these financial statements.

 Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of United States dollars except per share information)

	Nine Months Ended June 30,
	2010	2009
NET SALES	$37,896	$30,609
COST OF SALES	(30,607)	(22,861)
GROSS PROFIT	7,289	7,748

OPERATING EXPENSES
Selling expenses	1,302	982
General and administrative expenses	6,212	6,200

TOTAL OPERATING EXPENSES	7,514	7,182

INCOME (LOSS) FROM OPERATIONS	(225)	566

OTHER INCOME (EXPENSES)
Rental income, net of land use right amortization	-	1,329
Change in fair value of derivative liability	287	-
Loss from unconsolidated entity	(65)	(44)
Interest expense	(4,863)	(3,835)
Additional interest payable under convertible note indenture	-	(280)
Gain from the sale of land use rights	2,992	-
Other income, net	90	229

OTHER INCOME (EXPENSES), NET	(1,559)	(2,601)

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(1,784)	(2,035)
Income tax provision	(570)	(1,045)
CONSOLIDATED NET LOSS	(2,354)	(3,080)
Noncontrolling interest	(1,688)	(507)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(4,042)	(3,587)
Other comprehensive income:
Foreign currency translation adjustments	568	498
CONSOLIDATED COMPREHENSIVE LOSS	$(3,474)	$(3,089)
Net Loss Per Common Share
Basic	$(0.25)	$(0.22)
Diluted	$(0.25)	$(0.22)
Weighted Average Common Shares Outstanding
Basic	15,922	15,942
Diluted	15,922	15,942

The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of United States dollars)

	Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Consolidated net loss	$(2,354)	$(3,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Disposal of land use right and property, plant and equipment	(2,992)	-
Share-based compensation	83	219
Record cumulative change in accounting for conversion feature	287	-
Amortization of note discount	851	83
Deferred portion of interest expense	(349)	3,963
Additional interest payable	(280)	-
Depreciation	1,245	693
Amortization of intangible assets	192	333
Provision for (recovery of) doubtful accounts	(237)	38
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,059)	(7,153)
Other receivables, deposits and prepayments	(8,820)	6,324
Inventories	(2,913)	1,947
Deferred tax asset	(23)	(4)
Accounts payable	1,723	(1,076)
Accrued expenses	(75)	82
Advances from customers	(1,121)	(286)
Other payables	2,730	(2,275)
Deferred income	(32)	(45)
Derivative liability	2,418	-
Income taxes payable	48	222

Net cash (used in) provided by operating activities	(13,678)	(15)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(22,086)	(15,851)
Purchase of land use right	-	(533)
Investment in unconsolidated entities	(1,170)	(2,879)
Sales of land use right and property, plant and equipment	16,525	-
Changes in restricted cash	1,136	84

Net cash used in investing activities	(5,595)	(19,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	54,720	45,083
Loan from related parties	30,410	-
Payment of bank loan	(45,649)	(22,690)
Payments of senior notes	(15,530)	-
Net cash provided by financing activities	23,951	22,393

Effect on cash of changes in exchange rate	972	138

Net increase in cash	5,650	3,337
Cash at beginning of period	18,237	8,871
Cash at end of period	$23,887	$12,208
Supplemental disclosure of cash flow information:
Interest paid	$1,690	$3,565
Income taxes paid	$410	$397

 The accompanying notes are an integral part of these financial statements.

Sinoenergy Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
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

2. Summary of Significant Accounting Policies

Management’s Responsibility

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of results for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the fiscal year ended September 30, 2009. These financial statements have been prepared assuming that the Company will continue as a going concern. Results for the nine months ended June 30, 2010 are not necessarily indicative of results to be expected for the year.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2010 and September 30, 2009, the Company did not have any cash equivalents.  The Company maintains its cash in bank deposit accounts that, at times, may be very significant. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances.

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

Impairment of Assets

Impairment of assets is monitored on a periodic basis, and is assessed based on the undiscounted cash flows expected to be generated by the underlying assets. In the event that the carrying amount of assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted by the difference in these amounts.

Capitalization of Interest

The Company capitalizes interest incurred in connection with the construction of assets, principally its CNG stations, during the construction period.  Capitalized interest is recorded as an increase to construction in progress and, upon completion of the construction. The capitalized interest is included in property and equipment.  The Company capitalized $107,995 and $401,568 of interest during the three months ended June 30, 2010 and 2009, respectively, and $199,708 and $643,558 of interest during the nine months ended June 30, 2010 and 2009, respectively.

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

The following tables show a reconciliation of the changes in the Company’s product warranty liability (dollars in thousands), which is included within Accrued Expenses in the accompanying balance sheet.

	Nine months ended June 30,
	2010	2009
Product warranty liability, beginning of period	$227	$167
Changes in liability for warranties issued during the period	58	43
Foreign exchange effect	2	1
Product warranties, end of period	$287	$211

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of embedded derivatives	-	-	$2,417,715	$2,417,715

For the nine months ended June 30, 2010, there were no transfers or sales of derivate instruments, nor were there any transfers in or out of the level 3 fair value classification.

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

Derivative Liability

On October 1, 2009, the Company adopted a new accounting principle effective for the 2010 fiscal year. The new principle results from a new pronouncement that redefined when an embedded conversion feature is indexed to an entity’s own stock. The Company’s convertible debt has a conversion feature that requires a reset to the conversion price based on certain events and the conversion feature in denominated in US currency rather than the functional currency of the Company (RMB). The newly adopted accounting principles define both of those factors as reasons the conversion feature is no longer indexed to the company stock. The effect of the change is to cause the conversion feature to change its classification from equity based to a derivative liability. Accounting principles require that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the following assumptions:

	June 30, 2010	September 30, 2009	Date of issuance September 30, 2007
Conversion feature:
Risk-free interest rate	1.18%	1.38%	4.23%
Expected volatility	89.03%	109.51%	79.64%
Expected life (in years)	2.25 years	3.0 years	5.0 years
Expected dividend yield	0	0	0

Fair value:
Conversion feature	$2,417,715	$2,705,232	$11,946,000

The risk-free interest rate was based on rates established by the Federal Reserve.  The expected volatility was based on the historical volatility since the common stock became publicly traded.  The expected life of the conversion feature of the notes was based on the term of the notes; provided, that, as a result of a December 17, 2009 agreement with the holder of the notes, the Company agreed to pay the notes following within 40 days after the completion of the proposed merger with SNEN Acquisition Corp., which is expected to occur during September 2010. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

 The accounting principle was implemented in the first quarter of 2010 and is reported as a cumulative change in accounting principle.  The cumulative effect on the accounting for the conversion feature of the notes at October 1, 2009 is as follows:

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Conversion feature	$(7,400,000)	$6,425,000	$2,705,232

The derivative liability amounts reflect the fair value of each derivative instrument as of the October 1, 2009 date of implementation.

The change in additional paid-in capital for the nine months ended June 30, 2010 pertains primarily to the cumulative effect of adoption of this accounting principle.

On June 30, 2010, the Company measured the fair value of the conversion feature and recorded $10,000 as a reduction in fair value of the liabilities in the accompanying condensed consolidated financial statements for the three months then ended.  For the nine months ended June 30, 2010, the derivative liability change resulted in a gain on the change in derivative liability of  $287,517.

Noncontrolling Interest

Noncontrolling interest refers to the portion of a consolidated subsidiary which is not wholly-owned by the Company. The

Company records the noncontrolling interest portion of any related profits and losses in consolidation.  Other comprehensive income related to the noncontrolling interest for the three and nine months ended June 30, 2010 was $0.  Noncontrolling interest represented $19,088,000 of the total shareholders’ equity at June 30, 2010.

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

The Company’s only component of other comprehensive income is foreign currency translation gain $403,000 and $35,000 for the three months ended June 30, 2010 and 2009, respectively, and $568,000 and $498,000 for the nine months ended June 30, 2010 and 2009, respectively.  Cumulative other comprehensive income is recorded as a separate component of shareholders’ equity.

3. Restricted Cash

The balances of restricted cash as at June 30, 2010 and September 30, 2009 represent deposits on a bill of exchange issued by the Company for the purchase of materials.

4. Accounts and notes receivable

Accounts receivable are as follows (dollars in thousands):

	June 30, 2010	September 30, 2009
Accounts receivable	$34,824	$30,903
Notes receivable-bank acceptance	212	74
Less: allowance for doubtful receivables	(1,223)	(1,221)

Total	$33,813	$29,756

5. Other receivable

Other receivable are as follows (dollars in thousands):

	June 30, 2010	September 30, 2009
Rental receivable	$2,650	$2,636
Due from third parties	15,160	9,734
Others current accounts	10,511	7,133
Less: allowance for doubtful receivables	(1,620)	(1,859)

Total	$26,701	$17,644

6. Deposits and prepayments

Deposits and prepayments are as follows (dollars in thousands):

	June 30, 2010	September 30, 2009

Related to construction	$2,029	$1,681
Raw materials	2,899	3,000
Related to equipment	2,846	1,303
Natural gas	911	2,303
Others	406	342

Total	$9,091	$8,629

7. Inventories

Inventories are as follows (dollars in thousands):

	June 30, 2010	September 30, 2009

Raw materials	$2,933	$2,153
Work in progress	1,114	288
Finished goods	3,369	2,159
Low value consumables	116	19

Total	$7,532	$4,619

8. Long-term investments

Sinogas General Luxi Natural Gas Equipment Co., Ltd.

On October 31, 2008, in order to provide for a supply of raw materials, Sinogas signed a joint venture agreement with LuXi Chemical Group, a Chinese chemical company, to set up a company located in Liaocheng City, Shandong province, with proposed annual production capacity of 4,000 steel bottles used in CNG trailer manufacturing.  The total registered capital is RMB 50 million (equivalent to $7.32 million based on the exchange rate on June 30, 2010) of which Sinogas has a 40% interest, which, since the Company has a 75.05% interest in Sinogas, gives the Company has a 30.02% interest. This joint venture company commenced operation in July 2009. At December 31, 2009, Sinogas had contributed $2.93 million, in full satisfaction of its obligations to this enterprise. For the nine months ended June 30, 2010, the joint venture incurred loss at $69,666, of which $27,866 is allocated to the Company.  This investment is accounted for using the equity method of accounting.

 9. Property, Plant and Equipment

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2010	September 30, 2009

Buildings and facility	$18,436	$15,637
Machinery equipment	17,290	15,616
Motor vehicles	2,491	2,241
Office equipment and other	493	596
Total	38,710	34,090

Accumulated depreciation	(3,553)	(2,308)
	35,157	31,782

Construction in process	37,159	23,088

Net book value	$72,316	$54,870

10. Land use rights

	June 30, 2010	September 30, 2009

Land use rights	21,104	31,495

Accumulated amortization	(1,030)	(1,125)

Net book value	$20,074	$30,370

The land use rights include six parcels of land purchased by the Company, which are held by Sinogas, Jingrun, Xuancheng, Qingdao Sinoenergy, Jiaxing Lixun, and Hubei Gather. The land use rights are being amortized over the following periods, during which they are transferable and renewable, subject to government approval.

Owner	Cost	Expiration
Sinogas	$9,100	May 2057
Jingrun	4,099	December 2056
Xuancheng Sinoenergy	1,015	June 2058
Qingdao Sinoenergy	3,338	June 2058
Jiaxing Lixun	370	June 2058
Hubei Gather	528	June 2059
Total	$18,450
Wuhan Sinoenergy	2,654	*

﹡Wuhan Sinoenergy has two agreements to purchase land use rights in Wuhan City from different non-affiliated parties. One agreement provides for a purchase price of approximately $1.58 million, of which approximately $1.32 million has been paid, and the title transfer is in the process. The second provides for a purchase price of approximately $1.32 million, which Wuhan Sinoenergy paid in full.  The acquisition of the land use rights requires government approval. The amount paid under the purchase agreements is reflected on the balance sheet under “land use rights.” Title to that parcel had not been transferred yet as of June 30, 2010.

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

On December 15, 2007, the Company purchased all of the equity of Jingrun, whose sole asset is the land use right and construction in progress, for approximately RMB60 million ($8.8 million based on the June 30, 2010 exchange rate). The cost of the land use right paid by the Company was approximately $4.1 million based on the June 30, 2010 exchange rate.

The land use right owned by Xuancheng was purchased by the Company from Shanghai CNPC Enterprises Group for $874,000 based on the June 30, 2010 exchange rate.

On January 4, 2008, the Company purchased all of the equity of Qingdao Shan Yang Tai Chemistry Resources Development Co., Ltd. (“QDSY”), whose sole asset is the land use right and construction in progress, for approximately RMB43 million. The cost of the land use right paid by the Company was approximately $1.9 million based on the June 30, 2010 exchange rate.

On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  The Company has the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  As of June 30, 2010, the Company has accrued approximately $1.1 million for the  estimated cost to remove buildings and other structures and restore the land, as required. A gain of $2.99 million, net of expenses and estimated costs, has been recognized during the period ended June 30, 2010.

In June 2008, Jiaxing Lixun acquired a land use right for $368,000, which was used for construction of a new plant.

In June 2009, Hubei Gather acquired a land use right for $535,000. The land is being used to construct a mother CNG station in Wuhan which will be used to store CNG and provide CNG to the Company’s stations.

11. Goodwill

Goodwill is as follows (dollars in thousands):

Transactions	June 30, 2010	September 30, 2009

Purchase of an additional 80% equity interest in Yuhan	$995	$995
Purchase of 90% equity in Jiaxing Lixun	619	619
Purchase of a 70% equity in Xuancheng Sinoenergy	258	258
Purchase of Jingrun	34	34

Total	$1,906	$1,906

The Company monitors the impairment of goodwill at least annually.  As of June 30, 2010, there were no indications that the carrying amount of the goodwill was impaired.

12. Other long-term assets

Other long-term assets are as follows (dollars in thousands):

	June 30, 2010	September 30, 2009

Prepaid CNG land rental	$4,639	$2,937
Plant construction in progress	1,822	3,096
CNG station equipment on order from overseas	-	342
Others	1,470	1,297

Total	$7,931	$7,672

13. Short Term Bank Loan

The following table summarizes the contractual short-term borrowings between the banks and the Company as of June 30, 2010 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
China Construction Bank	Working Capital	March 9, 2010	One year	5.5755%	$7,363
China Construction Bank	Working Capital	April 28, 2010	One year	5.841%	19,732
China Merchants Bank	Working Capital	February 1, 2010	One year	5.841%	2,945
China Merchants Bank	Working Capital	March 5, 2010	One year	5.5755%	442
China Merchants Bank	Working Capital	May 19, 2010	One year	5.5755%	1,031
Hankou Bank	Working Capital	July 21, 2009	One year	5.841%	2,945
CITIC Bank	Working Capital	August 26, 2009	One year	6.372%	2,651
Bank of Communication	Working Capital	October 9, 2009	One year	5.841%	2,386
Bank of Communication	Working Capital	April1, 2010	One year	5.81%	1,237
Bank of Communication	Working Capital	April 9, 2010	One year	5.81%	589
Bank of Communication	Working Capital	April 14, 2010	One year	5.81%	294
Bank of Communication	Working Capital	June 3, 2010	One year	5.81%	147
Total					$41,762

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

14. Notes payable

The balances of notes payable as at June 30, 2010 and September 30, 2009 represent the obligations in the form of promissory notes with maturity dates of less than 12 months for the purchase of raw materials.

15. Advances from Customers

Advances from customers at June 30, 2010 and September 30, 2009 consist of advances received for routine sales orders according to the Company’s sales policy.

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

The convertible notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee. The convertible notes are due in September 2012 and bear interest at the stated interest rate of 3% per annum. Although the stated interest rate is 3% per annum, if the convertible notes are not redeemed, converted or purchased and cancelled by the maturity date, the Company is required to redeem the convertible notes at the amount which results in a yield to maturity of 13.8% per annum, less interest previously paid, plus any interest accrued on overdue principal (and, to the extent lawful, on overdue interest) and premium, if any, at a rate which is 3% per annum in excess of the rate of interest then in effect. As a result, the Company is accruing interest at the rate of 13.8% per annum. Since the Company is only required to pay interest currently at the rate of 3%, the remaining 10.8% interest rate is accrued and treated as deferred interest payable. If the convertible notes are converted, the deferred interest payable will be credited to additional paid in capital. Because of the agreement relating to payment of the convertible notes described below, the principal amount of the notes and the deferred interest are classified as current liabilities at June 30, 2010.

The convertible note indenture requires the Company to offer to purchase the Notes at a price which would generate a 13.8% yield if either of the following events shall occur:

●	The failure of the Company’s common stock to be listed on The NASDAQ Stock Market.

●	Trading in the Company’s common stock on any exchange or market has been suspended for ten or more consecutive trading days.

The indenture also requires the Company to pay additional interest as follows:

●
At the rate of 3.0% per annum if the Company has not obtained a listing of its common stock on the NASDAQ Global Market or the NASDAQ Capital Market by September 19, 2008 and maintained such listing continuously thereafter as long as the Notes are outstanding. At June 30, 2010, the Company had met this listing requirement.

●
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

At June 30, 2010, the holders of the convertible notes have the right to convert their notes into common stock at a conversion price of $4.20 per share, reflecting a reduction in the conversion price to $5.125 per share pursuant to a supplemental indenture dated as of June 23, 2008 and a further adjustment to $4.20 per share as of March 28, 2009 based on the market price of the Company’s common stock. As March 31, 2010, the conversion price was subject to adjustment in the event of a stock distribution or dividend, a reverse split or combination of shares and the distribution of shares, warrants, assets or indebtedness to our stockholders.  Other adjustment provisions had been terminated as of March 31, 2010.

The indenture relating to the convertible notes including the following:

●
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

●
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

●
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

●
The Company is subject to restriction in paying dividends, purchasing its own securities or those of its subsidiaries, prepaying subordinated debt, and making any investment other than any investments in itself and its subsidiaries engaged in the Company’s business and certain other permitted investments.

●	The Company is subject to restrictions on incurring liens.

●
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

●
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

●
The Company shall make all payments of principal, interest and premium, if any, without withholding or deduction for taxes, and must offer to repurchase the notes if they are adversely affected by changes in tax laws that affect the payments to the holders.

At June 30, 2010, the Company was not in compliance with the financial covenants in the indentures relating to our 3.0% senior convertible notes due 2012 in the principal amount of $14 million. In October and December 2009 and August 2010, we entered into agreements that modified the terms of the notes, the cumulative effect of which is as follows.

●	The noteholders waived compliance with the covenants at September 30, 2009 and through September 30, 2010.

●	The Company repaid our 12% senior notes in the principal amount of $16 million prior to December 31, 2009.

●
The Company agreed to pay the convertible notes in the principal amount of $14 million in two installments, with an initial payment of $5 million being due ten days after the merger with SNEN Acquisition Corp. becomes effective and the balance 30 days thereafter.  Since the note holders would not be converting the notes, we would pay interest to provide the note holders with a yield to maturity of 13.8%, net of payments previously made.

●
The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009. The payment was made on January 7, 2010.

●	The provision that would have resulted in a further decrease in the conversion price of the convertible notes if we did not meet certain levels of net income was eliminated.

●
The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if we issue stock at a price, or issue convertible securities with a conversion or exercise price, that is less than the conversion price (presently $4.20 per share) were eliminated.

As a result of these agreements, the $14 million convertible notes are classified as current liabilities at June 30, 2010 and September 30, 2009.

The indenture also provides for an event of default if the Company fails to comply with its obligations under the indenture and certain events of bankruptcy or similar relief.

The Company’s obligations are guaranteed by its subsidiaries and are secured by a lien on the stock of Sinoenergy Holding.

Subject to certain conditions, and in connection with the proposed merger agreement between the Company and SNEN Acquisition Corp., a wholly-owned subsidiary of Skywide Capital Management Limited (“Skywide”), which is described in Note 19, the holders of the convertible notes have waived default resulting from the failure of the Company’s common stock to be listed on the NASDAQ Stock Market.

At the time of the September 2007 financing, the Company also entered into an investor rights agreement, as clarified, pursuant to which, as long as an investor holds at least $2,000,000 principal amount of notes or at least 3% of the issued and outstanding stock:

●	The investor has the right to approve the Company’s annual budget, and the Company cannot deviate by more than 15% of the amount in the approved budget.

●	The Company and its subsidiaries cannot replace or change the substantive responsibilities of the chief executive officer except in the event of his incapacity, resignation or retirement.

●	The Company and its subsidiaries cannot take any action that would result in a change of control, as defined in the indentures.

●
The Company and its subsidiaries cannot change the number of board members or the composition or structure of the board or board committees or delegate powers to a committee or change the responsibilities and powers of any committee.

●
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

●
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

A reconciliation of the original principal amount of the 3% senior convertible notes to the amounts shown on the balance sheet at June 30, 2010 and September 30, 2009:

Original amount	$14,000
Beneficial conversion feature	(177)
Balance, September 30, 2007	$13,823
Amortization of beneficial conversion feature	35
Interest paid	(211)
Interest accrued for guaranteed 13.8% return	1,934
Discount resulting from reset adjustment effective March 28, 2008	(3,361)
Amortization of discount resulting from reset	373
Balance, September 30, 2008	$12,593
Interest accrued for guaranteed 13.8% return	1,932
Amortization of beneficial conversion feature	35
Amortization of discount resulting from reset	1,519
Discount resulting from reset adjustment effective March 28, 2009	(3,862)
Interest paid	(1,804)
Balance, September 30, 2009	$10,413
Interest accrued for guaranteed 13.8% return	1,449
Amortization of beneficial conversion feature	27
Adjustment-interest paid	1,376
Cumulative change in accounting for conversion feature	(1,730)
Amortization of original discount	1,791
Interest paid	(425)
Balance, June 30, 2010	$12,901

18. Long-term bank loan

The following table summarizes the contractual long-term borrowings by the Company from various banks as of June 30, 2010 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$4,418
China Construction Bank	Construction Capital	August 28, 2009	Five years	5.76%	22,088
Rural Commercial Bank	Construction Capital	January 20, 2010	Three years	6.00%	2,651
Rural Commercial Bank	Construction Capital	March 11, 2010	Three years	6.00%	9,130
Total					$38,287

The following table summarizes the contractual long-term borrowings by the Company from various banks as of September 30, 2009 (dollars in thousands):

Bank Name	Purpose	Borrowing Date	Borrowing Term	Annual Interest Rate	Amount
Bank of Communication	Construction Capital	June 27, 2008	Three years	8.316%	$4,393
China Construction Bank	Construction Capital	August 28, 2009	Five years	5.76%	21,965
Total					$26,358

19. Merger Agreement with SNEN Acquisition Corp.

On October 12, 2009, the Company entered into an agreement and plan of merger with Skywide Capital Management Limited (“Skywide”), a corporation which is wholly owned by the Company’s chairman and chief executive officer, both of whom are also directors. This agreement was amended and restated on March 29, 2010.  Pursuant to the agreement, as amended and restated, the Company will be merged with SNEN Acquisition Corp., a wholly-owned subsidiary of Skywide, with Skywide becoming the Company’s sole shareholder, and each share of common stock of the Company (other than shares owned by the Company, Skywide or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

20. Related Party Relationships and Transactions

The related parties with which the Company had transactions in the nine months ended June 30, 2010 and 2009, are as follows:

Name of related party	Relationship
Anhui Gather	Joint venture entity with China New Energy in which the Company has a 20% interest
China New Energy	80% shareholder of Anhui Gather and 20% shareholder of Hubei Gather
Beijing Shanglira Capital Co, Ltd.	Controlled by Mr Tianzhou Deng and Mr Bo Huang
Skywide	Owned by Mr Tianzhou Deng and Mr Bo Huang

(1) Related party receivables (dollars in thousands)

Name of the Company	June, 2010	September 30, 2009
China New Energy	-None	$382 (current accounts)

Anhui Gather	-None	$44 (current accounts)

(2) Related party payables (dollars in thousands)

Name of the Company	June, 2010	September 30, 2009
Beijing Shanglira Capital Co, Ltd.	-$22,830 (current accounts)	-None

Skywide	-$7,580 (current accounts)	-None

In October 2009, Beijing Shanglira Capital Co., Ltd. advanced the Company $17,213,000, and in December 2009, Skywide advanced the Company $3 million. The loans are unsecured and are payable on demand.  The proceeds of the loans were used primarily to reimburse the Company for paying the Abax/CCIF senior debt during the quarter ended December 31, 2009. In May 2010, Beijing Shanglira Capital Co., Ltd. advanced the Company $5,527,000 for the current accounts purpose, and the loans are unsecured and are payable on demand.

(3) Related party transactions:

On November 27, 2009, the Company signed agreement with China New Energy pursuant to which the Company will transfer a 30% interest in Hubei Gather to China New Energy for $1.5 million.

On November 23, 2009, the Company signed an agreement with China New Energy pursuant to which China New Energy will transfer a 30% interest Anhui Gather to the Company for $1.5 million. In June 2010, the Company paid the contribution to Anhui Gather for the 30% interest.

Upon completion of these two equity transfers, the Company and China New Energy will each own 50% of both Hubei Gather and Anhui Gather.  The effect of these agreements is that the Company will have exchanged a 30% interest in Hubei Gather for a 30% interest in Anhui Gather.

See Note 19 in connection with the proposed merger between the Company and a wholly-owned subsidiary of Skywide.

21. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

As all businesses of the Company are carried out in the PRC, the Company is deemed to operate in one geographical area.

The segment information set forth below has been derived from our unaudited financial statements for the three and six months ended June 30, 2010 and 2009.

Three Months Ended June 30, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$2,071	$5,935	$5,795	$2,560	$16,361
Cost of sales	1,801	4,020	4,643	1,922	12,386
Gross profit	270	1,915	1,152	638	3,975
Gross margin	13%	32%	20%	25%	24%
Operating expenses:
Selling expenses	63	61	202	152	478
General and administrative expenses	532	588	425	193	1,738
Total operating expense	595	649	627	345	2,216
Income (loss) from operations	$(325)	$1,266	$525	$293	$1,759

Total assets	$75,652	$57,301	$61,723	$15,084	$209,760

Three Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$413	$761	$4,867	$1,669	$7,710
Cost of sales	324	492	4,258	1,166	6,240
Gross profit	89	269	609	503	1,470
Gross margin	21%	35%	13%	30%	19%
Operating expenses:
Selling expenses	20	17	211	146	394
General and administrative	246	698	338	179	1,461
Total operating expense	266	715	549	325	1,855
(Loss) income from operations	$(177)	$(446)	$60	$178	$(385)

Nine Months Ended June 30, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$5,574	$10,616	$14,643	$7,063	$37,896
Cost of sales	5,019	7,480	12,833	5,275	30,607
Gross profit	555	3,136	1,810	1,788	7,289
Gross margin	10%	30%	12%	25%	19%
Operating expenses:
Selling expenses	116	134	517	535	1,302
General and administrative expenses	1,680	2,389	1,344	799	6,212
Total operating expense	1,796	2,523	1,861	1,334	7,514
Income (loss) from operations	$(1,241)	$613	$(51)	$454	$(225)

Nine Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,234	$8,211	$13,650	$4,514	$30,609
Cost of sales	3,097	4,958	11,681	3,125	22,861
Gross profit	1,137	3,253	1,969	1,389	7,748
Gross margin	27%	40%	14%	31%	25
Operating expenses:
Selling expenses	118	49	467	348	982
General and administrative expenses	834	3,576	1,179	611	6,200
Total operating expense	952	3,625	1,646	959	7,182
Income (loss) from operations	$185	$(372)	$323	$430	$566

22. Capital Stock

As of June 30, 2010, the Company had the following shares of common stock reserved for issuance:

●	555,359 shares issuable upon exercise of warrants;

●	3,333,334 shares issuable upon conversion of 3% senior convertible notes;

●
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to the Company’s 2006 long-term incentive plan, of which options to purchase 790,000 shares were outstanding.

	Number of shares issuable on exercise of warrants
	$1.70 Warrants	$2.40 Warrants	$4.20 Warrants	$8.00 Warrants	Total

Balance at September 30, 2009	85,715	369,644	75,000	25,000	555,359
Issued during the period	-	-	-	-	-
Exercised during the period	-	-	-	-	-
Balance at June 30, 2010	85,715	369,644	75,000	25,000	555,359

As at June 30, 2010, the weighted average exercise price for all warrants is $2.79. None of the outstanding warrants is subject to reset provisions other than as a result of a stock distribution, split or dividend, a reverse split or combination of shares or other recapitalization, and, in the case of the warrants to purchase 455,360 shares of common stock issued in the June 2006 private placement, sales of common stock at prices below the exercise price.

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

Pursuant to the 2006 long-term incentive plan, each independent director is to be granted an option to purchase 2,500 shares of common stock on the first trading day in April of each calendar year at market price. On April 1, 2007, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $4.06 per share, being the fair market value on the date of grant.  On April 1, 2008, the four independent directors were granted stock options to purchase a total of 10,000 shares of common stock at an exercise price of $5.80 per share, being the fair market value on the date of grant. On April 1, 2009, the four independent directors were granted stock options to purchase a total of 20,000 shares of common stock at an exercise price of $1.32 per share, being the fair market value on the date of grant.  On April 1, 2010, the four independent directors were granted stock options to purchase a total of 20,000 shares of common stock at an exercise price of $1.61 per share, being the fair market value on the date of grant. All of the options granted to the independent directors become exercisable cumulatively as to 50% of the shares subject thereto six months from the date of grant and as to the remaining 50%, eighteen months from the date of grant, and expire on the earlier of (i) five years from the date of grant, or (ii) seven months from the date such independent director ceases to be a director if such independent director ceases to be a director other than as a result of his death or disability.

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

	Shares subject to options	Weighted Average exercise price scope	Remaining Contractual life(years)
Options outstanding at September 30, 2009	790,000	$1.32-8.20	4.17
Options granted during the period	20,000	1.61	3.0
Options exercised during the period	-	-	-
Options forfeited during the period	-	-	-
Options outstanding at June 30, 2010	810,000	1.32-8.20	3.42
Options exercisable at June 30, 2010	711,800	$3.3	3.51

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions shown in the following table:

Grant Date	1-Apr-10	1-Apr-09	1-Jun-08	10-Mar-08	9-Jan, 08	9-Apr-07	1-Apr-07	2-Jun-06

Expected volatility	46.1%	46.1%	46.1%	68.32%	80.06%	26.39%	35.16%	50%
Risk-free rate	2.93%	2.93%	2.93%	4.64%	4.64%	4.64%	4.64%	4.64%
Expected term (years)	5	5	3	5	5	5	5	3
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Fair value per share	$0.71	$0.58	$1.94	$3.56	$5.16	$1.24	$1.2	$0.5

The share-based compensation expense during the three and nine months ended June 30, 2010 was $3,000 and $83,000 respectively, which was charged to operations as general and administrative expense.

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

The details for the fully diluted outstanding shares for the nine months ended June 30, 2010 and 2009 are as follows:

	Nine months ended June 30, 2010	Nine months ended March 31, 2009
Weighted average common stock outstanding during period	15,922,391	15,942,336
Common stock issuable pursuant to warrants	Anti-dilutive	-
Common stock issuable upon conversion of 3% convertible notes	Anti-dilutive	-
Common stock issuable upon exercise of options outstanding during the period	Anti-dilutive	-
Total diluted outstanding shares	15,922,391	15,942,336

Because the Company sustained a loss for the nine months ended June 30, 2010, the shares issuable upon exercise of options and warrants and upon conversion of convertible notes would be anti-dilutive.

24. Commitments and Contingencies

Litigation

Four class action lawsuits against the Company and its directors have been dismissed pursuant to a settlement agreement among the parties.  The Company has no further liability with respect to any of these actions.

Contractual Obligations

The Company has the following material contractual obligations and capital expenditure commitments:

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at June 30, 2010, the Company will pay a total of $5.73 million through 2039.

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

The Company’s commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $762,000 as of March 31, 2010.

The Company’s commitment for the construction of a new plant for Jiaxing Lixun was $94,000 as of June 30, 2010.

The Company’s commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,825,000 as of June 30, 2010.

25. Retirement Benefits

The full-time contracted employees of the Company are entitled to welfare benefits, including medical care, labor injury insurance, housing benefits, education benefits, unemployment insurance and pension benefits through a Chinese government-mandated multi-employer defined contribution plan.  The total provision for such employee benefits was $95,199 and $51,243 for the three months ended June 30, 2010 and 2009, respectively, and $299,219 and $254,976 for the nine months ended June 30, 2010 and 2009, respectively, and was recorded as other payables. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees. The Company is responsible for the education benefits to be paid.

From time to time, the Company may hire some part time workers or short term workers to satisfy the peak season labor requirement. Those workers have the right to terminate their work for the Company at any time. For those part time non-contracted workers, it is difficult for the Company to accurately record the working time, total wages and then accrue welfare benefits. Based on the common practice in the PRC, the Company treats those workers as probationary employees, and does not accrue welfare benefits for them. Although the Company believes that it is treating these employees in accordance with applicable law, it is possible that the government may require the Company to accrue the welfare benefit and may assess a penalty for the underaccrual.

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

In the three months ended June 30, 2010, one customer of the station facilities and construction segment accounted for 32.7% of total sales and at June 30, 2010, approximately 61.3% of accounts receivable were from this customer.

In the three months ended June 30, 2009, one customer of the station facilities and construction segment accounted for 24.6% of our total sales and at June 30, 2009, approximately 53.2% of accounts receivable was from this customer. The following table sets forth information as to the sales generated from these customers for the three months ended June 30, 2010 and 2009 (dollars in thousands):

Name	Three Months Ended June 30, 2010		Thee Months Ended June 30, 2009
	Dollars	Percent	Dollars	Percent
Wuhan Lvneng Gas Transportation Co.,	$5,357	32.7%	$1,645	24.6%

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q as well as any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, product demand, including our ability to continue to be in compliance with the financial covenants under the indentures relating to our senior debt, our working capital deficiency, our ability to collect outstanding accounts receivable, the demand for CNG and our conversion kits, the prices at which we purchase and sell CNG at our stations, our ability to develop, construct and operate a CNG station business, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions as well as economic conditions that affect the natural gas industry. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this report is filed, and we do not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

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

Commencing in 2006, we began to construct CNG stations and, commencing in 2008 we began to operate CNG stations. This aspect of our business is different from our other business. The business of operating CNG stations requires a substantial capital investment.  For this purpose, we raised approximately $30 million from the sale of our convertible and fixed rate notes in September 2007. The indentures relating to these notes have restrictions on our incurring additional debt. The nature of the operation of the business and the risks associated with that business are significantly different from the manufacturing of equipment or the construction of CNG stations for third parties. One aspect of the operation of CNG stations is the price controls, whereby both the price at which we purchase CNG and the price at which we sell CNG are subject to price controls by central government and municipal government. As a result of these price controls, our gross margin is effectively dependent upon the government’s pricing policies. For the nine months ended June 30, 2010, our gross margin from this segment was 12%, as compared with 14% in the comparable quarter of the prior year.  The operation of CNG stations is reported as a separate segment.

In early 2007, we established a division to manufacture and sell CNG vehicle conversion kits to OEM and for sale in the aftermarket. These kits are designed to enable a gasoline powered vehicle to operate on CNG. We began to generate revenue from this business segment in the second quarter of calendar 2007. In March 2007, we purchased a 60% interest in Lixun from its stockholders for $390,000. In July 2007, we paid an additional $400,000 to increase our equity ownership in Lixun to 70%, and in April 2008 we acquired the remaining 30% for $1,145,000. Lixun designs and manufactures electric control devices for alternative fuel, such as compressed natural gas and liquefied petroleum gas vehicles, as well as a full range of electric devices, such as computer controllers, conversion switches, spark advancers, tolerance sensors and emulators for use in multi-powered vehicles.  The business of manufacturing electronic parts for vehicle conversion kits as well as producing conversion kits is reported as a separate segment.

Our CNG vehicle and gas station equipment business include two product lines:

·	the manufacture of equipment for CNG vehicles and gas stations, and

·	the design of CNG station and construction plans, construction of CNG stations and installation of CNG station equipment and related systems.

Our original business was the manufacture and sale of nonstandard equipment and pressure containers operated by our subsidiary, Qingdao Sinogas Yuhan Chemical Equipment Co., Ltd. (“Yuhan”), which is owned 75% by Sinogas and a 25% ownership by Sinoenergy Holdings, a wholly-owned subsidiary.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. Following a period of general economic growth, China, like the rest of the world, has recently been subject to an economic downturn.  Although the Chinese economy is showing signs of growth, we cannot assure you that any economic growth will benefit our businesses. Our customized pressure container business and our CNG station facilities and construction business are dependent upon our customers making significant capital purchases, either for pressure containers or for new CNG stations.  The availability of financing to our customers as well as the capital requirements of our customers could significantly reduce the need for these products and services.  Since our CNG station business is dependent upon the development of a market for cars and trucks that run on CNG rather than gasoline, any economic trends which have the effect of dampening the market for CNG vehicles could affect our ability both to sell our CNG products and to sell CNG at our proposed CNG stations. The recent sharp decline in oil and gasoline prices may affect the need for both CNG stations and conversion kits that enable gasoline-powered vehicles to operate on CNG.  Although the government of China has encouraged the use of CNG as part of its effort to reduce pollution in China, the factors described above may affect the development of the CNG industry in China.  We cannot predict whether or how these factors will affect the market for CNG in the areas in which we are constructing our CNG filling stations or the market for our conversion kits. However, these factors were a significant reason for our reduced gross margin in the segments related to CNG and our net loss for the three and nine months ended June 30, 2010.

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

In September 2007, we issued our 12% senior notes due 2012 in the principal amount of $16,000,000, which were paid in December 2009, and our 3.0% senior convertible notes due 2012 in the principal amount of $14,000,000.  The indentures relating to the convertible notes included financial covenants, which were amended on May 19, 2009.  We were not in compliance with these covenants at September 30, 2009 or December 30, 2009, and the note holders waived compliance with the covenants at both of these dates.  In October and December 2009 and August 2010, we entered into agreements with the holders of the 3% convertible notes.  Pursuant to these agreements, (i) we agreed to pay the $14,000,000 convertible notes, including interest to provide the holders with a 13.8% yield to maturity, after giving effect to current interest payments made at the annual rate of 3.0% per annum, would be paid in two installments following completion of the merger with SNEN Acquisition Corp, with the first payment of $5,000,000 being due ten days after the effectiveness of the merger and the balance 30 days thereafter, (ii) the requirement that we meet certain net income levels for 2008 and 2009 were eliminated, (iii) the provisions that would have resulted in a reduction in the conversion price of the convertible notes if we sold common stock or securities convertible into common stock were eliminated, (v) the liquidated damages due for failing to register the shares of common stock issuable upon conversion of the notes was reduced to $280,000, which was due by December 31, 2009, and was paid on January 7, 2010, with the consent of the noteholders, and (vi) the noteholders agreed to not to take any action to cause or declare an event of default as a result of our failure to be in compliance with the stated financial ratios through September 30, 2010.   As a result of our agreement to pay the convertible notes upon completion of the merger with SNEN Acquisition Corp., we have classified the principal and the deferred interest as current at September 30, 2009 and June 30, 2010.

Our accounts receivable increased from $29.8 million at September 30, 2009 to $33.8 million at June 30, 2010.  At September 30, 2009, our accounts receivable were outstanding for an average of 225 days.  At June 30, 2010, our accounts receivable were outstanding for an average of 229 days.  At June 30, 2010, we had a note receivable of $2.0 million resulting from the termination of a sublease for which no payments had been made by the tenant.  Our failure to collect our receivables in the normal course of business could impair our ability to continue in business.

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

●
The manufacture and installation of CNG vehicle and gas station equipment that is used in the transportation and storage of CNG and the operation of a CNG station. We provide these services for other companies that operate CNG stations.

●
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

(iii) CNG station operations

In 2006, we entered the CNG station business, which involves the design, construction and equipping of CNG stations and the operation of those stations.  As of August 10, 2010, we were operating twenty-one CNG stations, of which sixteen are located in Wuhan, two in Pingdingshan and three in Xuancheng.  An additional four stations in Wuhan are in the final stages of construction, and four stations in Wuhan were in the preliminary planning stage.

(iv) Vehicle fuel conversion equipment

We manufacture conversion kits and electrical control devices that enable vehicles that are designed to operate on gasoline to operate on CNG.

Three Months Ended June 30, 2010 and 2009

The information set forth below represents segment information for the three months ended June 30, 2010 and 2009.

Three Months Ended June 30, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$2,071	$5,935	$5,795	$2,560	$16,361
Cost of sales	1,801	4,020	4,643	1,922	12,386
Gross profit	270	1,915	1,152	638	3,975
Gross margin	13%	32%	20%	25%	24%
Operating expenses:
Selling expenses	63	61	202	152	478
General and administrative expenses	532	588	425	193	1,738
Total operating expense	595	649	627	345	2,216
Loss from operations	$(325)	$1,266	$525	$293	$1,759

Total assets	$75,652	$57,301	$61,723	$15,084	$209,760

Three Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$413	$761	$4,867	$1,669	$7,710
Cost of sales	324	492	4,258	1,166	6,240
Gross profit	89	269	609	503	1,470
Gross margin	21%	35%	13%	30%	19%
Operating expenses:
Selling expenses	20	17	211	146	394
General and administrative	246	698	338	179	1,461
Total operating expense	266	715	549	325	1,855
(Loss) income from operations	$(177)	$(446)	$60	$178	$(385)

Net Sales. Net sales for the three months ended June 30, 2010 (“June 2010 quarter”) were approximately $16.4 million, an increase of approximately $8.7 million, or 113%, from sales of approximately $7.7 million for the three months ended June 30, 2009 (“June 2009 quarter”).  This increase resulted from the segment of customized pressure containers, namely, an increase of approximately $1.7 million, or 401%, in sales from the customized pressure containers, and an increase of approximately $5.2 million, or 680%, for CNG station facilities and construction. Revenue from CNG station operations remained relatively constant.

Cost of Sales; Gross Margin. The cost of sales for the June 2010 quarter was approximately $12.4 million, an increase of approximately 100% from approximately $6.2 million for the June 2009 quarter. Our overall gross margin increased from 19% to 24% from the June 2009 quarter to the June 2010 quarter for the following reasons:

●
Our gross margin for the customized pressure containers decreased from 21% to 13%. Since these products are customized, there is a wide range for our gross margin because of the variety of the products. We had to reduce our prices to meet competition during a period of general economic downturn without a reduction in our cost.  As a result we sustained a significantly lower gross margin in this segment.

●	Our gross margin for the CNG station facilities and construction remained relatively constant.

●
Our gross margin for the operation of our CNG stations increased from 13% to 20%. The freight costs (the transmission of the CNG to our stations), which are included in cost of sales, decreased approximately 10%, which significantly affected the gross margin in this segment. The gross margin for this segment reflects the effects of price controls, which cover both the price at which we buy and the price at which we sell CNG.

●	Our gross margin for the vehicle conversion kits decreased from 30% to 25% because of the market competition.

Selling Expenses.  Selling expenses increased approximately $84,000, from the June 2009 quarter to the June 2010 quarter. Our selling expenses include land rental for the CNG stations, and reflects land rented for this segment which increased significantly as we added more leases when we increased the number of stations we operate. In addition, selling expenses for the vehicle conversion kits segment increased along with sales in this segment.

General and Administrative Expenses.  General and administrative expenses decreased approximately $300,000, or 21%.  Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal and audit costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments. For the June 2010 quarter, the Company incurred expenses of $388,000 related to the proposed merger.

Interest Expense.  Interest expense for the June 2010 quarter was approximately $1.2 million, as compared with $1.5 million for the June 2009 quarter. Because of the repayment of the $16 million notes in December 2009 quarter, the interest decreased accordingly.

Other Income and Other Expenses.  On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  The Company has the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  Upon completion of these steps, the land use rights will be transferred to the Land Reserve Center. Sinogas recognized $3.0 million income from the sales of land and its plant in June 30, 2010 quarter.

Income Taxes.  Our income taxes decreased from $431,000 of June 2009 quarter to $149,000 of June 2010 quarter.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Lixun was recognized as a high-tech enterprise, and its tax rate is 15% from January 2008.

Non-controlling Interest.  The minority interest, of $1,292,000 in June 2010 quarter and a $19,000 in June 2009 quarter, represents the share of the income of our majority-owned subsidiaries that is allocated to the subsidiaries’ minority equity owners.

Net Income (loss).  As a result of the foregoing, we had a net income of approximately $2.2 million, or $0.14 per share (basic and diluted), for June 2010 quarter, as compared with net loss of approximately $2.4 million, or $0.15 per share (basic and diluted) for the March 2009 quarter.

Comprehensive Income (Loss).  Our comprehensive income for the June 2010 quarter was $403,000 million, as compared with comprehensive income of $35,000 for the June 2009 quarter. Other comprehensive income items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $403,000 in the three months ended June 30, 2010 and $35,000 in the nine months ended June 30, 2009.

Nine Months Ended June 30, 2010 and 2009

The information set forth below represents segment information for the nine months ended June 30, 2010 and 2009.

Nine Months Ended June 30, 2010 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station Operation	Vehicle conversion kits	Total
Net sales	$5,574	$10,616	$14,643	$7,063	$37,896
Cost of sales	5,019	7,480	12,833	5,275	30,607
Gross profit	555	3,136	1,810	1,788	7,289
Gross margin	10%	30%	12%	25%	19%
Operating expenses:
Selling expenses	116	134	517	535	1,302
General and administrative expenses	1,680	2,389	1,344	799	6,212
Total operating expense	1,796	2,523	1,861	1,334	7,514
Loss from operations	$(1,241)	$613	$(51)	$454	$(225)

Nine Months Ended June 30, 2009 (dollars in thousands)	Customized pressure containers	CNG station facilities and construction	CNG station operation	Vehicle conversion kits	Total
Net sales	$4,234	$8,211	$13,650	$4,514	$30,609
Cost of sales	3,097	4,958	11,681	3,125	22,861
Gross profit	1,137	3,253	1,969	1,389	7,748
Gross margin	27%	40%	14%	31%	25%
Operating expenses:
Selling expenses	118	49	467	348	982
General and administrative	834	3,576	1,179	611	6,200
Total operating expense	952	3,625	1,646	959	7,182
Income (loss) from operations	$185	$(372)	$323	$430	$566

Net Sales. Net sales for the nine months ended June 30, 2010 were approximately $37.9 million, an increase of approximately $7.3 million, or 24%, from sales of approximately $30.6 million for the nine months ended June 30, 2009.  This increase resulted principally from an increase of approximately $2.5 million in sales from the vehicle conversion kits, an increase of approximately $2.4 million in sales from CNG station facilities and construction, and increase of approximately $1.3 million in sales from customized pressure containers.

Cost of Sales; Gross Margin. The cost of sales for the nine months ended June 30, 2010 was approximately $30.6 million, an increase of approximately 25% from approximately $22.9 million for the nine months ended June 30, 2009. Our overall gross margin decreased from 25% to 19% from the nine months ended June 30, 2010 to the nine months ended June 30, 2009 for the following reasons:

●
Our gross margin for the customized pressure containers decreased from 27% to 10%. Since these products are customized, there is a wide range for our gross margin because of the variety of the products. We had to reduce our prices to meet competition during a period of general economic downturn without a reduction in our cost.  As a result we sustained a significantly lower gross margin in this segment.

●
Our gross margin for the CNG station facilities and construction decreased from 40% to 30% because we had to reduce our prices to meet competition. Also, the Company began to design and sell other kinds of CNG station facilities with different gross margin with traditional CNG station facilities.

●	Our gross margin for the vehicle conversion kits decreased from 31% to 25% because of the market competition.

Selling Expenses.  Selling expenses increased approximately $320,000, from the nine months ended June 30, 2009 to the nine months ended June 30, 2010.  Our selling expenses include land rental for the CNG stations, and reflects land rented for this segment which increased significantly as we added more leases when we increased the number of stations we operate. In addition, selling expenses for the vehicle conversion kits segment increased along with sales in this segment.

General and Administrative Expenses.  General and administrative expenses increased slightly. Our general and administrative expenses include, in addition to the management expenses and depreciation related to the division, an allocation of corporate expenses, including expenses relating to our status as a public company, such as legal and audit costs.  Management overhead was allocated among the segments based on the relative time devoted by management to the business of the segments. For the June 2010 quarter, the Company incurred expenses of $757,000 related to the proposed merger.

Interest Expense.  Interest expense for the nine months ended June 30, 2010 was approximately $4.9 million, as compared with $3.8 million for the nine months ended June 30, 2009. In the nine months ended June 30, 2010, we increased our bank borrowings to expand our CNG station operation and manufacturing plant, which also increased interest expense. In addition, amortization of original issuance discount from issuance of the convertible notes was $1.2 million in the nine months ended June 30, 2010.

Other Income and Other Expenses.  On February 9, 2010, Sinogas signed a supplemental agreement, modifying an agreement dated July 29, 2009 with  Qingdao City Land Reserve Center for the transfer of the certain land use rights in Qingdao City to the Land Reserve Center for a purchase price of RMB 112,222,883, which has a value of approximately $16.4 million, using a current conversion rate.  These land rights related to the real estate where Sinogas’ former manufacturing facilities were located.  The purchase price has been paid by the Land Reserve Center.  The Company has the obligation to remove the buildings and other constructions on the land and pay the applicable tax and record the transfer documents.  Upon completion of these steps, the land use rights will be transferred to the Land Reserve Center. Sinogas recognized $3.0 million income from the sales of land and its plant in the nine months ended June 30, 2010. During the nine months ended June 30, 2009, we recognized rental income of approximately $1.3 million for the rental of the land use rights for Singas’s former manufacturing facility.  The receivable for relating to this rental remained outstanding at June 30, 2010.

Change in Fair Value of Derivative Liability.  At September 30, 2009, our 3% convertible notes included a provision pursuant to which the conversion price of the notes can be reduced as a result of our sales of stock at a price below the conversion price or by our failure to meet certain net income levels.  In addition, the conversion price is reflected in terms of U.S. dollars, which is our reporting currency, and not RMB, which is our operating currency.  Effective October 1, 2009, we are required to change the conversion feature classification from equity based to a derivative liability. The cumulative change to this new accounting has been reflected on October 1 as an adjustment to additional paid in capital and retained earnings. For the nine months ended June 30, 2010 we incurred a gain of $287,517, reflecting the change in the value of the derivative liability from September 30, 2009 to June 30, 2010. This gain is a non-cash gain that did not affect our operations, and there was no comparable charge for the nine months ended June 30, 2009.

Income Taxes.  Our income taxes decreased from $1,045,000 of the nine months ended June 30, 2009 to $372,000 of the nine months ended June 30, 2010.  Sinogas and Yuhan were granted 50% enterprise income tax exemption for 2008 through 2010. Lixun was granted a 100% tax exemption from August 2007 through December 2008 and a 50% enterprise income tax exemption for 2009 through 2011. In January 2009, the Chinese tax authorities issued a ruling that a joint venture enterprise incorporated after March 16, 2007 cannot enjoy the tax preferences. Since Lixun is a joint venture incorporated in July 2007, it cannot enjoy the tax preferences. Lixun was recognized as a high-tech enterprise, and its tax rate is 15% from January 2008.

Non-controlling Interest.  The minority interest, of $1,688,000 in the nine months ended June 30, 2010 and $507,000 in the nine months ended June 30, 2009, represents the share of the income of our majority-owned subsidiaries that is allocated to the subsidiaries’ minority equity owners.

Net Income (loss).  As a result of the foregoing, we had a net loss of approximately $4,040,000, or $0.21 per share (basic and diluted), for the nine months ended June 30, 2010, as compared with net loss of approximately $3,587,000, or $0.22 per share (basic and diluted) for the nine months ended June 30, 2009.

Comprehensive Income (Loss).  Our comprehensive loss for the nine months ended June 30, 2010 was $3,472,000 as compared with comprehensive loss of $3,089,000 for the nine months ended June 30, 2009. Other comprehensive income items include foreign currency translation adjustments resulting from changes in the currency rates between the RMB and the United States dollar, or approximately $568,000 in the nine months ended June 30, 2010 and $498,000 in the nine months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had cash of approximately $23.9 million, an increase of approximately $5.7 million (excluding restricted cash of $277,000 at June 30, 2010 and $1.4 million at September 30, 2009), from September 30, 2009. At June 30, 2010, we had a working capital deficiency of approximately $8.1 million and shareholders’ equity of approximately $41.8 million, compared with working capital deficiency of approximately $9.1 million and shareholders’ equity of approximately $46.2 million at September 30, 2009. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	30-Jun-10	30-Sep-09	Change	Percent Change
ASSETS
CURRENT ASSETS
Cash	$23,887	$18,237	5,650	31.0%
Restricted cash	277	1,413	(1,136)	-80.4%
Accounts and notes receivable, net	33,813	29,756	4,057	13.6%
Inventories	7,532	4,619	2,913	63.1%
Other receivables, net	26,701	17,644	9,057	51.3%
Deposits and prepayments	9,091	8,629	462	5.4%
Due from related party	0	426	(426)	-100.0%
Deferred expenses	29	63	(34)	-54.0%
CURRENT LIABILITIES
Short-term loans	$41,762	$44,223	$(2,461)	-5.6%
Notes payable	311	4,583	(4,272)	-93.2%
Accounts payable	11,188	5,193	5,995	115.4%
Advances from customers	979	2,100	(1,121)	-53.4%
Additional interest on notes	0	280	(280)	-100.0%
Income taxes payable	523	475	48	10.1%
Other payables	14,039	5,783	8,256	142.8%
Due to related party	24,883	0	24,883	0.0%
Accrued expenses	463	538	(75)	-13.9%
Deferred income	6	38	(32)	-84.2%
Derivative Liability	2,418	0	2,418	0.0%
Long-term Notes payable (current portion)	12,901	26,667	(13,766)	-51.6%

Total current assets	$101,330	$80,787	$20,543	25.4%
Less: total current liabilities	109,473	89,880	19,593	21.8%
Net working capital	(8,143)	(9,093)	950	-10.4%

At June 30, 2010, we required substantial capital to meet the required payments toward the $14 million convertible senior notes and to maintain the level of cash flows needed for continuing operations.  We can give no assurance that we will be able to raise such capital.  We have limited financial resources until such time that we are able to generate additional financing or cash flow from operations.  Our ability to establish profitability and positive cash flow is dependent upon our ability both to raise funds to finance our immediate cash requirements and to market our products in anticipation of a recovery in China of those industries we serve, including the CNG market.  If we are unable to raise adequate capital to meet the payment required to pay the remaining principal and interest on the notes and cash flows needed for operations, it is likely we would have to substantially curtail, if not terminate, our business activity.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in our consolidated financial statements we incurred substantial losses during the nine months ended June 30, 2010 and following our previously reported significant losses for the year ended September 30, 2009.  We are also liable for substantial repayment of bank notes and convertible senior notes and well as advance of $20.2 million from related parties. These factors, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time.

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

For the nine months ended June 30, 2010, we used net cash of $13.7 million in operating activities. Working capital decreased by approximately $1 million from September 30, 2009 to June 30, 2010 primarily as a result of funding net losses and the $3.6 million derivative liability which did not exist at September 30, 2009 as well as the advance from related parties and the purchase of property, plant and equipment.  The $3.6 million derivative liability is a non-cash item resulting from the reclassification of our convertible notes to reflect a derivative liability.

At June 30, 2010, we were not in compliance with the financial covenants in the indentures relating to our 3.0% senior convertible notes due 2012 in the principal amount of $14 million. In October and December 2009, we entered into two agreements that modified the terms of the notes, the cumulative effect of which is as follows.

●           We repaid our 12% senior notes in the principal amount of $16 million prior to December 31, 2009.

●           We agreed to pay the convertible notes in the principal amount of $14 million in two installments, with an initial payment of $5 million being due ten days after the merger with SNEN Acquisition Corp. becomes effective and the balance 30 days thereafter.  Since the note holders would not be converting the notes, we would pay interest to provide the note holders with a yield to maturity of 13.8%, net of payments previously made.

●           The noteholders reduced our remaining obligation for liquidated damages for failure to register the shares of common stock issuable upon conversion of the convertible notes to $280,000, which is payable by December 31, 2009. The payment was made on January 7, 2010.

●           The provision that would have resulted in a further decrease in the conversion price of the convertible notes if we did not meet certain levels of net income was eliminated.

●           The provisions of the indenture relating to the reduction in the conversion price of the convertible notes if we issue stock at a price, or issue convertible securities with a conversion or exercise price, that is less than the conversion price (presently $4.20 per share) were eliminated.

As a result of these agreements, the $14 million convertible notes are classified as current liabilities at June 30, 2010 and September 30, 2009.

For the nine months ended June 30, 2010, net cash used in operating activities was $13.7 million, primarily related to the $1.7 million increase in accounts payables, partially offset by a $4.0 million increase in accounts receivable and $8.8 million increase in other receivables.

Net cash of $5.6 million used in investing activities for the nine months ended June 30, 2010. This was due primarily to $16.5 million relatively related to the transfer of land use rights and offset by the expansion of our CNG station operation segment, principally for purchase of property, plant and equipment at $22.1 million.

Net cash used in financing activities was $24.0 million for the nine months ended June 30, 2010, primarily related to $54.7 million in new loans from domestic banks in China, $20.2 million in loans from related parties, which were offset by the repayment of $15.5 million in the 12% senior notes and the repayment of $45.7 million in the bank loans.

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

Our agreement relating to the $14 million principal amount of convertible notes have covenants which could impair our ability to raise additional funds while the notes are outstanding. These covenants include the following:

●
We cannot incur any debt unless, after giving effect to the borrowing, (i) the fixed charge coverage ratio would be greater than 3.5 to 1.0, and (ii) the leverage ratio would not exceed 3.75 to 1.00, provided, that Sinogas continue to maintain debt under credit facilities of not more than $10,000,000, and may incur purchase money indebtedness. The fixed charge coverage ratio is the ratio of our earnings before interest, taxes, depreciation and amortization, which is generally known as EBITDA, to consolidated interest expense, as defined. Leverage ratio means the ratio of outstanding debt to EBITDA, with the interest component being the consolidated interest expense, as defined. At June 30, 2010, our fixed charge coverage ratio was negative 0.80 to 1.00, and our leverage ratio was negative 19.02 to 1.00.

●
We must maintain, as of the last day of each fiscal quarter, (i) a fixed charge coverage ratio of at least 2.00 to 1.00 through December 31, 2009 and 3.0 to 1.00 thereafter, (ii) a leverage ratio of not more than 6.0 to 1.00 through December 31, 2009 and 4.5 to 1.00 thereafter, and (iii) a consolidated subsidiary debt to consolidated net tangible asset ratio of not more than 0.35 thereafter. The noteholders agreed that they would not take any action to declare an event of default as long as the Company is in compliance with the modified covenants.  At June 30, 2010, our fixed charge coverage ratio was negative 0.80 to 1.00, and our leverage ratio was negative 19.02 to 1.00, and our consolidated subsidiary debt to consolidated net tangible asset ratio was 0.47 to 1.00.

●	Sinogas cannot incur debt under its credit facilities except to the extent that such debt does not exceed $10.0 million.

●
We are subject to restriction in paying dividends, purchasing our own securities or those of our subsidiaries, prepaying subordinated debt, and making any investment other any investments in itself and its subsidiaries engaged in our business and certain other permitted investments.

●	We are subject to restrictions on incurring liens.

As of June 30, 2010, we were not in compliance with the financial covenants; however, the note holders agreed to they would not take any action to cause or declare an event of default in connection with our non-compliance at September 30, 2009 and through September 30, 2010 as long as we comply with the covenants in the December 17, 2009 agreement.  However, we cannot assure you that the noteholders will continue to waive compliance with these covenants in future quarter,

On October 12, 2009, we entered into an agreement and plan of merger with Skywide, which is owned by Mr. Deng, chairman and a director, and Mr. Huang, chief executive officer and a director.  This agreement was amended and restated on March 29, 2010.  Pursuant to the agreement as amended and restated, the Company will be merged with a SNEN Acquisition Corp., a wholly-owned subsidiary of Skywide, with Skywide becoming our sole shareholder, and each share of common stock of the Company (other than shares owned by the Company, Skywide or the two shareholders of Skywide), will be converted into the right to receive, upon presentation of the certificates for their common stock, the sum of $1.90.  The merger is subject to shareholder approval.

For the nine months ended June 30, 2009, net cash provided in operating activities was $ 15,000. The changes in working capital for the nine months ended June 30, 2009, were primarily related to a $7.2 million increase in accounts receivable which resulted from the increase in our business and longer period during which our accounts receivables (principally those generated by Sinogas) are outstanding, a $2.2 million decrease in other payables, and offset by a $6.3 decrease of deposit and prepayment, and a $1.9 million decrease of inventories.

For the nine months ended June 30, 2009, we used approximately $19.2 million in investing activities, primarily due to the expansion of our CNG station operations and purchase of property, plant and equipment of $15.9 million, purchase of land use right of $0.5 million, and $2.9 million to invest in the unconsolidated entities.

Net cash provided by financing activities was $22.4 million for the nine months ended June 30, 2009 related loans from domestic banks in China and repayment of a bank loan.

Commitments

The Company has the following material contractual obligations and capital expenditure commitments:

Wuhan Sinoenergy and Pingdingshan Sinoenergy, subsidiaries of the Company, have leased 13 parcels of land in Wuhan City and Pingdingshan City for their CNG stations under operating lease agreements. The lease terms are from 7 year to 30 years with annual rental fees of approximately $846,000.  Based on land rental agreements in effect at June 30, 2010, the Company will pay a total of $5.73 million during through 2039.

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

The Company’s commitment for the construction of CNG stations, including stations being constructed by Wuhan Sinoenergy and Hubei Gather, was $762,000 as of March 31, 2010.

The Company’s commitment for the construction of a new plant for Jiaxing Lixun was $94,000 as of June 30, 2010.

The Company’s commitment for the purchase of property, plant and equipment, including property for Wuhan Sinoenergy and Hubei Gather, was $5,825,000 as of June 30, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, we have concluded that these disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2009, management identified material weaknesses, which related to:

●
an insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complex financial accounting and reporting requirements and materiality thresholds.

●
Lack of internal audit function - the monitoring function of internal control is not well performed due to insufficient resources. In addition, the scope and effectiveness of internal audit function have yet to be developed.

●	Insufficient or lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

Remediation and Changes in Internal Control over Financial Reporting

The following specific remedial actions are currently in process, to address the material weaknesses in our internal controls over financial reporting described above:

●	Reorganize and restructure our corporate accounting staff by:

	●	revising the reporting structure and establishing clear roles, responsibilities, and accountability;

	●	hiring additional technical accounting personnel to address our complex accounting and financial reporting requirements;

	●	assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training; and

	●	establishing internal audit functions,

●	Improve period-end closing procedures by:

	●	ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel;

	●	implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate;

	●	developing better monitoring controls for corporate accounting and at our subsidiaries,

	●	documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls, and

	●	making efforts to develop written policies and procedures, but the progress has been slowed due to limited resources and personnel changes.

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

SINOENERGY CORPORATION.
(Registrant)

Dated: August 19, 2010	/s/ Bo Huang
Bo Huang, Chief Executive Officer

Dated: August 19, 2010	/s/ ShiaoMing Sheng
Chief Financial Officer